Form 10-K
period 1996-11-01
AUTOLOGIC INFORMATION INTERNATIONAL INC
filed 1997-01-30
CIK 1003477

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[_X_] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee Required) For the fiscal year ended November 1, 1996
         Or
[___ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from ________________________ to _______________________

Commission File No. 0-3223

                    AUTOLOGIC INFORMATION INTERNATIONAL, INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            13-3855697
           --------                                            ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1050 Rancho Conejo Boulevard, Thousand Oaks, CA              91320
------------------------------------------------             -------
        (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:          (805) 498-9611


        Securities registered pursuant to Section 12(b) of the Act: None


           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock ($0.01 par value)
                         ------------------------------
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No__ __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the Registrant as of January 17, 1997 (based on the closing price on the NASDAQ National Market on that date) was approximately $12,000,000 (based on the number of shares outstanding on that date exclusive of all shares held beneficially by Registrants' 59% shareholder and executive officers, directors and their spouses, without conceding that all such persons are "affiliates" of the Registrant).

The number of shares of common stock outstanding as of January 17, 1997 was 5,793,870.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 1997 Annual Meeting are incorporated by reference into Part III of this Report. and Part II of this Report.

PART I


ITEM 1--BUSINESS

Autologic Information International, Inc. and its subsidiaries (collectively "AII " or the "Company") design, develop, manufacture, assemble, integrate, market, sell and service computerized image setting and publication systems equipment and software that automate the various prepress production steps in the publishing process. AII believes that it is an industry leader in prepress systems. AII's products are primarily marketed and sold to the newspaper publishing industry, the commercial printing industry and other organizations having internal publishing facilities. AII has traditionally focused its efforts on high-volume and deadline-driven customers. AII is seeking to utilize its core capabilities to expand into the lower-volume, less time-sensitive portion of the commercial publishing and electronic document transmission markets, while retaining a leadership role in its primary market. Although competition is more intense in these additional markets, they are expanding markets and the Company believes that significant opportunities exist therein. The Company's strategy to meet this competition is to enter niche markets where the Company's strengths can most effectively meet customers' requirements.

History

AII was incorporated in Delaware on September 15, 1995 as Autologic, Incorporated and changed its name on November 8, 1995. On January 29, 1996, Volt Information Sciences, Inc. ("Volt") caused its wholly-owned California subsidiary, also named Autologic, Incorporated ("Autologic"), to be merged with and into AII and contemporaneously caused all of the capital stock of certain foreign subsidiaries of Volt (whose business was related to that of Autologic) to be transferred to AII. On January 29, 1996, Information International, Inc. ("Triple-I"), a publicly held company, was, pursuant to a vote of its stockholders, also merged with and into AII, as a result of which the former owners of Triple-I became the owners of 41% (with Volt owning the remaining 59%) of the then outstanding common stock of AII. As a result of the issuance of shares of common stock by the Company upon the exercise of stock options granted by Triple-I prior to the Merger, and issuances of common stock to Volt under the terms of the Merger Agreement to partially offset the dilution caused by the option exercises, Volt presently own approximately 59% of AII's outstanding common stock. The foregoing formation transactions are collectively referred to as the "Merger".

SINCE THE MERGER OCCURRED ON JANUARY 29, 1996, RESULTS OF OPERATIONS FOR FISCAL 1996 REFLECT ONLY NINE MONTHS OF COMBINED OPERATIONS AND THREE MONTHS (NOVEMBER 4, 1995 THROUGH JANUARY 29, 1996) OF AUTOLOGIC'S OPERATIONS ON A "STAND ALONE" BASIS. RESULTS FOR FISCAL YEARS PRIOR TO 1996 REFLECT ONLY THE OPERATIONS OF AUTOLOGIC AND DO NOT REFLECT THE OPERATIONS OF TRIPLE-I. ACCORDINGLY, THE COMPANY BELIEVES THAT INFORMATION CONTAINED HEREIN WHICH COMPARES RESULTS FOR PERIODS BEFORE AND AFTER THE MERGER ARE NOT COMPARABLE AS THEY DO NOT REFLECT COMPARABLE BUSINESS STRUCTURES. IN ADDITION, DURING THE PERIOD SUBSEQUENT TO THE MERGER, THE COMPANY EFFECTED VARIOUS RESTRUCTURINGS AND, THEREFORE, RESULTS FOR THE NINE MONTH PERIOD OF FISCAL 1996 SUBSEQUENT TO THE MERGER ARE ALSO NOT INDICATIVE OF RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIOD. SEE ALSO "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN ITEM 7 OF THIS REPORT.

The purpose of the Merger was to produce cost savings and synergies to help the combined entity face the intense competition that each of Autologic and Triple-I were facing separately. While actions taken by AII following the Merger have, in fact, resulted in significant cost savings, competitive pressures have further increased, resulting in increased price competition on some products and reduced profit margins throughout the industry. In addition (i) although a workforce reduction has been implemented to eliminate duplicate staffs (reducing the workforce by 23% since the Merger), in a few areas, certain specialized employees left the Company's employ, which caused delays in developing certain new products, (ii) while AII's increased size (over that of Autologic and Triple-I individually) has enabled it to increase its purchasing power, the effect has thus far been limited and (iii) although AII has combined various facilities and other aspects of the businesses of Autologic and Triple-I, it has not yet been able to sublet Triple-I's former headquarters in Los Angeles, while the Company is actively marketing that property.

Management continues to take steps to address these issues, including expanding AII's revenue base through the utilization of its core capabilities to expand into niche portions of the lower-volume, less time sensitive commercial publishing and electronic document transmission markets, while further reducing manufacturing costs by implementing product modifications and negotiating better prices with its suppliers, and reducing other costs. However, there can be no assurances that the Company's efforts will be successful.

In order to keep investors informed of the Company's future plans and objectives, this Report (and other reports and statements issued by the Company and its officers from time to time) contain certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements". The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes it is in the best interests of investors to take advantage of the "safe harbor" provisions of that Act. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that, in addition to general economic and business conditions (both in the United States and in the overseas markets where the Company distributes products), could cause the Company's actual results, performance, and achievements to differ materially from those described or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the Company's ability to effectuate further the synergies and costs savings intended by the Merger, the Company's ability to meet competition (see "Competition", below), the Company's ability to maintain superior technological capability, foreseeing changes and continuing to identify, develop and commercialize innovative and competitive products and systems (see "Research and Development", below), the Company's ability to successfully expand its market base beyond its traditional newspaper market (see "Customers", below), the Company's ability to attract and retain technologically qualified personnel, particularly in the areas of research and development and customer service (see "Employees", below), and the Company's ability to generate cash flows and obtain financing to support its operations and growth (see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Report).

 Products and Services

In general, AII's systems consist of computers and computer-based products used for scanning images, storing and retrieving computerized text and images, rasterizing of the text and images and controlling output of those elements to various output devices, such as laser imaging systems, proofers, platemakers and telecommunications systems. The Company also produces a variety of hardware and software interface products that enable different computers and other products to communicate and transfer information efficiently. To meet the specific requirements of its customers, the Company's products can be integrated into complete systems, integrated with a customer's existing products (whether previously purchased from AII or from another vendor), or sold and used individually as "stand alone" units.

AII's systems are available in a variety of hardware and software configurations on a broad base of computer hardware platforms which allow them to be structured to meet the individual needs of members of the prepress industry, including publishers of newspapers, telephone directories, magazines, books, directories, catalogues, yearbooks, print advertising, checks, and other quality graphic art printed products. To satisfy this diverse customer base, AII offers a wide variety of production control and imaging systems, each designed to satisfy specific speed, page size and output quality requirements, depending on the customer's requirements for final publication. These systems normally output either to film or photographic paper (both of which are then used to make printing press plates) or the printing press plates themselves. Each component is designed with a view to accommodate future system expansion.

AII's family of products is based on the "open system" concept of total product line integration, enabling the Company's current products to be integrated with the current products of AII and other vendors, as well as with many older systems still in use by AII's customers and, as technologies change and new products come on the market, they remain compatible with and complementary to a customer's previously installed systems. To ensure customer service for its products on a worldwide basis, Autologic maintains, either itself or through its distribution network, offices worldwide with trained technicians and spare parts inventories. AII's service and support network provides remote diagnostics and on-line assistance using state-of-the-art telecommunication links, as well as on-site repair capabilities. AII also provides a full range of customer education and training programs on the hardware and software components of the systems it sells.

The following table shows, for the last three fiscal years, the relative contribution of systems and equipment sales and of technical support and service revenues to the total revenue of AII and, for the period prior to January 29, 1996, of Autologic :

                                             For the Fiscal Year Ended
                                        -------------------------------------
                                        November 1,   November 3,  October 28,
                                           1996         1995         1994
                                        ----------    ----------   ----------
                                             (Dollars in thousands)
Systems and equipment sales                 72%          74%          73%
Technical support and service revenues      28%          26%          27%
                                           ---          ---          ---
                                           100%         100%         100%
                                           ---          ---          ---

The Company's principal product and service lines are:

LASER IMAGING SYSTEMS. Laser imaging systems incorporate text and graphics and image them on film or plates which can be used for printing. They consist of one or more raster image processors ("RIPs"), which interpret page description instructions of what the printed page will look like, and one or more output recorders, which use lasers to image onto film or printing press plate material. AII offers a family of high performance RIPs based on Harlequin Ltd.'s implementation of the PostScript page description language (the programming language which has become a publishing industry standard). RIPs are interfaced to a variety of output recorders (which are either manufactured by AII or purchased from other manufacturers) to form complete laser imaging systems (for the simplest system, one RIP and one output recorder together constitutes one laser imager). AII also integrates imagers, proofers, scanners and platemakers of other manufacturers to create complete systems to satisfy customer requirements in various segments of the publishing industry. AII designs and manufactures its 3850 family of laser imagers and purchases other models of imagers.

AD MANAGEMENT. The production and printing of advertisements has changed dramatically over the last few years. Third party software, networks, scanners and other open system products have revolutionized ad creation. However, as these are an ad hoc set of tools, the problems of management and tracking of ad production has become a significant problem for publishers. AII's Ad Manager, an ad management system, provides database storage and management, OPI (open prepress interface) graphics insertion, process tracking, ad element tracking, and ad creation management tools to enable publishers to keep track of all ads as they are being created and to manage the process.

GRAPHICS SERVERS AND CONTROLLERS. Graphics servers and controllers are computer-based systems which store and retrieve high resolution images and graphic elements, merge those images and elements with other components into page description instructions and control and optimize the flow of page description instructions among multiple RIPs and multiple laser imaging systems. They also monitor and report the status of page imaging and production bottlenecks or problems with any specific job or piece of equipment, which can then be corrected.

TELECOMMUNICATIONS SYSTEMS. The Company's APSCOM telecommunications system links different types of computer and prepress products through telephone and other communications lines (when they are not physically located together). Precision laser scanners, graphics servers and laser imaging systems are linked together by computer-controlled devices to permit the management, transmission, receipt and remote production of graphic arts quality ads, photography and complete pages via satellite, integrated services digital networks, microwaves and high-speed telephone services throughout the world. The APSCOM system meets customer needs created by the decentralization of the publishing industry, which has resulted in many new printing facilities being built at a distance from the editorial center. As a result, publishing products are often created and edited at a central site and then electronically distributed to many printing plants worldwide for printing and distribution. APSCOM permits the capture, compression, transmission, decompression, storage, editing and imaging of text and graphics files in a variety of industry standard file formats.

INTERFACE PRODUCTS. Interface products are hardware and software products which facilitate the interfacing of a wide range of prepress products from multiple sources where long distance telecommunications systems are not required. AII has developed a system architecture which allows RIPs to interface to multiple types of imaging devices. AII's hardware and software interfaces permit AII products to interface with other AII products, as well as with prepress products manufactured by others. The customer is then able to create a tightly integrated publishing system, maximizing its previous investments while facilitating the adoption of newer, open technologies.

TECHNICAL SUPPORT AND SERVICE. AII maintains a worldwide technical support and service organization which supports and services AII's products. Technical support is headquartered in Thousand Oaks, California, with regional facilities in Ann Arbor, Michigan; Norcross, Georgia; Burlington, Massachusetts and has offices throughout the United States, and in parts of Europe, Latin America, the Pacific Rim and the Middle East. On a worldwide basis elsewhere, distributors and agents sell and service AII products within their respective territories.

AII believes its products enjoy a good reputation for high performance, image quality, and reliability in high volume production environments.

Marketing and Sales

Marketing and sale of AII's products within the United States and Canada is provided by AII's direct sales force. In Latin America, sales are made by distributors directed from AII's headquarters in Thousand Oaks, California. Marketing and sales are conducted by AII's direct sales force in some parts of Europe and in Australia, and through independent foreign distributors elsewhere. AII has established a European operations headquarters near London, England, which manages AII's European operations in the United Kingdom, France, Germany, Spain, Sweden and Israel and selects, trains and supports distributors for other European, Mid-Eastern and African countries. AII's Pacific operations headquarters in Sydney, Australia provides a similar function for Australia, New Zealand, Asia and the Pacific Rim countries. Both European and Pacific operations report to AII's corporate headquarters in California.

AII also attends trade shows, each year, both domestic and international, to demonstrate and sell its equipment, and to interact with customers and prospects regarding future needs.

Customers

AII's products are primarily marketed and sold to the newspaper publishing industry, the commercial printing industry and other organizations having internal publishing facilities. In fiscal 1996, AII sold its products and provided service for its products to more than 1,700 customers worldwide, none of whom accounted for more than 10% of AII's revenues. AII typically maintains ongoing relationships with its customers, providing additional products, additions, enhancements, service, support and spare parts for the life of the product.

AII's products are manufactured and assembled principally in the United States and are sold to end users abroad both by the Company (including certain foreign subsidiaries and operations of the Company) and by unaffiliated foreign distributors. Sales made outside the United States by AII of products manufactured or assembled in the United States, together with export sales by AII directly to unaffiliated foreign customers, amounted to $46.2 million in fiscal 1996, $36.2 million in fiscal 1995 and $31.2 million in fiscal 1994 (sales for fiscal 1996 reflect nine months of combined operations of Autologic and Triple-I while three months of Autologic's operations on a "stand alone" basis and results for 1995 and 1994 reflect only the operations of Autologic and do not reflect the operations of Triple-I).

In the past, both Autologic and Triple-I were adversely affected by general economic recessions in the United States and in other countries where AII's products are sold. In addition, a significant portion of AII's business is in the newspaper publishing industry, which has in the past experienced significant downturns during recessions. Recently newspapers have sought to reduce costs and expenditures to offset increased newsprint costs, intense competition for advertising revenues by newspapers and other media and reduced readership of the smaller number of newspapers, especially in the United States. These factors have resulted in reductions in equipment purchases by AII's traditional customers, adversely affecting AII's performance. However, newsprint costs have decreased in recent months, which may increase the newspapers' ability to make additional capital expenditures.

Backlog

AII's backlog of orders believed to be firm as of November 1, 1996 was $7.1 million, as compared to Autologic's backlog of $5.9 million as of November 3, 1995. All of the Company's backlog is expected to be filled during fiscal 1997.

Manufacturing and Assembly

AII's products are manufactured and assembled principally at the Company's leased facilities in Thousand Oaks, California. The general components of AII's products are principally central processing units, imagers, disk drives, memory, network interfaces and scanners, each of which are generally available from numerous suppliers under various types of purchasing relationships. These are either purchased as complete units or are assembled from sub-assemblies, parts and end items produced by others, most of which are also available from numerous suppliers. Optics and some other unique products are only available from a few suppliers but there are no current shortages, although there are typically long lead times for some products. AII is not dependent upon any particular supplier for its overall product lines and is not dependent on the products of any specific vendor in order to conduct its business activities. AII manufactures its 3850 imager family of products, as well as other parts and sub-assemblies, in particular, those with a high degree of complexity or special functions not available from external sources.

Research and Product Development

AII is engaged in a considerable amount of research and product development, principally in the field of hardware and software engineering, which is performed at its facilities in Thousand Oaks, California; Burlington, Massachusetts and its Xitron subsidiary in Ann Arbor, Michigan. The markets in which AII competes are marked by rapidly changing technology. As a result, the Company's success will continue to depend, in part, upon its ability to maintain a superior technological capability, foresee changes and continue to identify, develop and commercialize innovative and competitive products and systems.

Except in certain instances involving customer requested enhancements and, on occasion, except for specific products developed at the request of a customer, all research, product development and engineering is Company-sponsored. Approximately 14% of AII's employees are technical professionals, most of whom have professional degrees. Collectively, these employees spend the majority of their time engaged in the engineering and development of new products, and the balance of their time in support and improvement of existing systems, including new options and features. The amount expended by AII for product development activities during fiscal 1996 was approximately $4.3 million, during fiscal 1995 was approximately $3.0 million and during fiscal 1994 was approximately $2.9 million (such expenditures for fiscal 1996 reflect nine months of combined operations of Autologic and Triple-I while three months of Autologic's operations on a "stand alone" basis and results for 1995 and 1994 reflect only the operations of Autologic and do not reflect the operations of Triple-I).

Nevertheless, there can be no assurance that AII will be successful in developing new or improved products to address changing technological requirements, that AII can introduce such products on a timely basis or that AII's existing products will continue to be competitive, that AII will be able to adapt existing products to technological change and competition, or that products that are developed can be successfully and profitably marketed. Furthermore, technology changes may affect AII's ability to sell its inventories at appropriate margins and/or require write-offs or write-downs of inventories.

Competition

The Company operates in a highly competitive marketplace with many competitors. AII's position in its markets depends largely upon its reputation, the quality, design and pricing of its products, its ability to maintain high level technological capabilities, foresee market changes and continue to identify, develop and commercialize innovative and competitive products and systems, the timeliness of its deliveries and its field service. Technological advancements, "open system" architecture (which allow customers to assemble standardized component products themselves from several different sources) and general market conditions have increased price competition. A number of firms, some of which are substantially larger and have substantially greater financial resources than AII, manufacture one or more prepress products competing with each of AII's prepress products. Some of these competitors sell their products as complete prepress systems, for some of which AII has no competing systems. Other competitors grant significant discounts of their products which compete with AII's products in order to promote sales of ancillary products as to which AII has no competing product. In an endeavor to counter these trends, AII has expanded its product offerings to encompass a wider range of price/performance options and is seeking to utilize the dealer channels being developed by its Xitron subsidiary; however, there can be no assurances that these efforts will prove successful.

As a result of this increasing competition, as well as changing patterns of customer purchasing which have produced an industry-wide trend toward the purchase of open systems, the industry, including AII, has experienced downward pressure on profit margins on sales of equipment and software. In addition, AII's base models of 3850 imagers (the only line of imagers manufactured by the Company), introduced by Triple-I approximately four years ago, is subject to intense competition from products developed by competitors, resulting in downward pressures on profit margins. The Company has begun introducing improved versions of its 3850 imagers and is seeking to reduce costs to improve profit margins. However, it is likely that such competition will continue to increase and that the downward pressures on gross profit margins on AII's sales of systems and equipment will continue.

Gross profit margins on customer services have likewise been under considerable pressure in recent years, although steps taken during this fiscal year have resulted in improved customer service gross profit margins for AII. The pressure on customer service gross profit margins is also attributable, in part, to the industry trend towards using "open systems" which enable the user to service some equipment in-house and, because such products are more software oriented, obtain some service from AII through remote data transfer rather than on-site.

Patents and Trademarks

AII holds several patents and trademarks related to its products; however, it does not believe that any of these are material to AII's business. AII is also a licensee of technology from many of its suppliers, none of which, individually, is considered material to AII's business.

Seasonality and Working Capital

Sales are generally lower in the months of November and December due to the holiday season, which is a peak publishing period when customers are reluctant to install and test new equipment.

Because lead times in the industry in filling customer orders are becoming shorter, manufacturers, including AII, may experience a greater dependence than in the past on accurate short-term sales forecasts in order to avoid carrying an excess of inventory at any given time which could require the need for additional working capital or, in the event that a product or products becomes obsolete, could lead to inventory write-downs or write-offs. There can be no assurance, given the rapid pace at which new products are introduced in the market and the changes in technology, that AII will not in the future experience either excess inventory (and a concomitant need for additional operating funds) or obsolescence of inventory. Any such write-offs or write-downs could have a materially adverse effect on AII's results of operations for the quarterly or annual periods in which any such loss occurs, as well as on AII's financial position.

Regulation

The industry in which AII operates is not subject to specific industry government regulations. In connection with foreign sales, the Company is subject to the Foreign Corrupt Practices Act and export controls, with each of which it believes it is in compliance. The export of certain technologies are restricted. At the present time and with respect to the countries in which aii currently sells its products, the sale of its current products, both hardware and software, are permitted pursuant to a general export license. If the Company began selling to countries designated by the United States as sensitive, such sales could be subject to more restrictive export regulations.

Compliance with applicable Federal, state and local environmental laws and regulations has not had, and AII believes that compliance with such laws and regulations in the future will not have, a material effect on AII's earnings, capital expenditures or competitive position.

Employees

As of January 15, 1997, AII had 418 full-time employees, of which 311 were in the United States and Canada and 107 were in international offices, as compared to a combined work force (of Autologic and Triple-I) of 543 full-time employees, of which 437 were in the United States and Canada and 106 were in international offices, prior to the Merger. Of the Company's employees, as of January 15, 1997, 57 were engaged in research, product development and engineering; 84 in sales and marketing; 148 in customer support; 68 in manufacturing; and 61 in administration.

The Company's success is dependent, in part, upon its ability to attract and retain technologically qualified personnel who possess the specialized skills required by AII, particularly in the areas of research and development and customer support, for which there is substantial competition. Although AII has not had and does not anticipate any shortages of most categories of technical personnel at this time, the loss of certain key employees in specialized fields following the Merger resulted in some delays in completing certain new products. There can be no assurance that AII will continue to be successful in recruiting and retaining personnel of the requisite caliber and in adequate numbers. Management currently believes that its relations with its employees is satisfactory.

ITEM 2--PROPERTIES

AII's principal facilities are located in approximately 134,000 square feet of leased space in Thousand Oaks, California, which houses its principal executive offices, its manufacturing, engineering and computer software development operations, and its west coast servicing facilities. These facilities are leased from a subsidiary of Volt under a lease which expires in January 1999 at a rental which is to be based upon prevailing rentals charged in the area. Pursuant to the terms of the lease, as amended, in December, 1996, AII's Board of Directors established a new rental rate based on prevailing rates in the general area, which resulted in a slight decrease in rent. During the remaining term of the lease, AII's Board of Directors may again, unilaterally, but in good faith and utilizing certain reasonableness standards, redetermine whether there should be a further increase or decrease in the base rent and/or increase (if the space is then available) or decrease the amount of rented space.

AII also leases space in Ann Arbor, Michigan (7,600 square feet under a lease that expires in 1997), where its Xitron subsidiary and an AII regional service office are located; Norcross, Georgia (3,300 square feet under a lease that expires in 1998), which serves as a regional service office; Burlington, Massachusetts (15,500 square feet under a lease that expires in 2001), which serves as regional sales and service office as well as a research and development facility; Des Plaines, Illinois (2,000 square feet under a lease that expires in 1997), which serves as a regional service office; and Dallas, Texas (3,500 square feet under a lease that expires in 1997), which serves as a regional service office. While still under lease by AII at least until October, 1999 (provided a right to cancel the lease at that time is exercised), Triple-I's former headquarters in Los Angeles, California (52,000 square feet) is currently being marketed for sub-lease. AII also maintains sales and service offices at various foreign locations (an aggregate of 43,000 square feet under leases which expire from 1998 to 2010).

AII believes that its facilities and equipment are well maintained and adequate to meet its current requirements.

ITEM 3--LEGAL PROCEEDINGS

Not applicable

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers

WILLIAM SHAW, 72, has been Chief Executive Officer and Chairman of the Board of the Company since January 24, 1996. He is also a founder of Volt, serving as its President and Chairman of the Board for more than the past five years and has been employed in executive capacities by Volt and its predecessors for over forty years. He is the brother of Jerome Shaw, a Director of the Company.

DENNIS D. DOOLITTLE, 52, has been Chief Operating Officer and Vice Chairman of the Board of the Company since January 24, 1996. He has served as a Director of the Company since November 13, 1995. He served as President of Autologic from 1990 until the merger. Prior to that he served as Senior Vice President-Engineering from 1989 to 1990 and Vice President-Engineering from 1986 to 1989 of Autologic.

ALDEN L. EDWARDS, 54, has been President and a Director of the Company since January 24, 1996. He served as President of Triple-I since May 1995 after joining Triple-I as a Senior Vice President in January 1995. Prior to joining the Company, he operated a consulting business. From 1986 to 1991 when he retired, he was the President and Chief Executive Officer of System Integrators, Inc. ("SII"), a developer of editorial and classified advertising systems also serving as its Chairman since 1989 and Vice President of Sales and Marketing from 1982 to 1986. Prior to the sale of Atex, Inc.("Atex") to Eastman Kodak Company in 1981, he held various sales and marketing positions with Atex.

ANTHONY F. MARRELLI, 49, joined the Company as Chief Financial Officer in November 1996 and became Vice President on January 6, 1997. Prior to joining the Company, he served in a senior financial capacity for several publicly traded and privately owned companies from June 1980 to November 1996. From June 1974 to June 1980, Mr. Marrelli was a practicing public accountant with the firm of Coopers & Lybrand. Mr. Marrelli is a Certified Public Accountant in the State of California.

PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCK HOLDER MATTERS

The Company's common stock is quoted on the NASDAQ National Market (NASDAQ Symbol--AIII). The following table sets forth the high and low prices of the Company's common stock, (periods prior to January 29, 1996 reflect market prices of Triple-I on a "stand alone" basis) as reported by NASDAQ, and reflects interdealer prices, without retail mark-up, mark-down or commission:



                               January 1 - November 1          January 1 - December 31
                                       1996                              1995
                             -------------------------         -----------------------
Fiscal Period                   High             Low             High             Low
                                ----             ---             ----             ---
First Quarter                $  12           $  9              $  8 1/4       $  7 1/2
Second Quarter                  10 1/2          7 3/4            10 3/4          7 1/4
Third Quarter                    8 1/2          7 1/2            11 1/4          9 1/2
Fourth Quarter                   8 1/2          5 1/2            11              9 1/4


The approximate number of record holders of the Company's common stock at January 17, 1997 was 752.

No dividends have been declared by AII or Autologic during the five years ended November 1, 1996.

The Company does not anticipate paying cash dividends, but intends to retain any future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements, terms of any debt instruments then in effect and such other factors as the Company's Board of Directors may deem relevant.

ITEM 6--SELECTED FINANCIAL DATA

The following selected financial data of AII as at and for the year ended November 1, 1996 and of Autologic alone for each of the years in the four year period ended November 3, 1995 and as of the end of each of those years have been derived from the financial statements, which have been audited by Ernst & Young LLP, independent auditors. The selected financial data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the combined financial statements of the Company and the notes thereto.


                                                                    As at and For the Year Ended
                                                ------------------------------------------------------------------
                                                November 1,   November 3,  October 28,    October 29,   October 30,
                                                   1996          1995          1994          1993          1992
                                                ----------    ----------   ----------     ----------    ----------
                                                             (Dollars in thousands, except per share amounts)
Operating Results:
Revenues                                         $ 89,236      $ 70,405      $ 65,323      $ 59,340      $ 57,486
                                                 --------      --------      --------      --------      --------

Operating loss (1)                                 (3,913)     $ (1,787)     $   (847)     $   (203)     $ (1,209)

Interest on debt to Volt (2)                         (583)       (2,591)       (1,962)       (1,793)       (1,876)
Other income (expense)                               (632)          270          (132)         (492)         (271)
                                                 --------      --------      --------      --------      --------
Loss before income taxes                           (5,128)       (4,108)       (2,941)       (2,488)       (3,356)
Income tax provisions (benefit)                      (137)          877           521           132            (3)
                                                 --------      --------      --------      --------      --------

Loss before cumulative effect
   of a change in accounting                       (4,991)     $ (4,985)     $ (3,462)     $ (2,620)     $ (3,353)
Cumulative effect of a change in
   accounting for income taxes                                                                  186
                                                 --------      --------      --------      --------      --------
Net loss                                         $ (4,991)     $ (4,985)     $ (3,462)     $ (2,434)     $ (3,353)
                                                 ========      ========      ========      ========      ========

Loss per share before cumulative effect of a
   change in accounting of common stock          $  (0.96)     $  (1.49)     $  (1.03)     $  (0.79)     $  (1.00)

Total assets                                     $ 59,285      $ 31,691      $ 30,215      $ 26,209      $ 23,808


(1) Includes expenses charged from Volt of $1,246 (1996), $2,061 (1995), $2,538 (1994), $2,061 (1993) and $2,620 (1992).

(2) A substantial portion of indebtedness to Volt was incurred prior to 1987. All indebtedness to Volt was contributed to Autologic's capital upon completion of the merger. Accordingly, interest on such indebtedness has been eliminated following the merger.

(3) The 1995 fiscal year was comprised of 53 weeks; fiscal years 1991-1994 and 1996 were each comprised of 52 weeks.

(4) No dividends have been declared by AII or Autologic during the five years ended November 1, 1996.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

As set forth in Note B in the accompanying financial statements, on January 29, 1996, Volt Information Sciences, Inc. ("Volt") assigned the capital stock of certain of Volt's foreign subsidiaries to the Company and each of Autologic, Inc. (together with such foreign subsidiaries, "Autologic") and Information International, Inc. ("Triple-I") were merged into the Company (such transactions being collectively referred to as the "Merger"). The acquisition of Autologic and the Volt subsidiaries has been accounted for under the pooling of interest method of accounting and the acquisition of Triple-I was accounted for under the purchase method of accounting. Accordingly, the Company's reported results of operations for all periods prior to January 29, 1996 reflect only the results of operations of Autologic. In addition, results prior to the Merger do not give effect to the elimination of interest theretofore charged by Volt to Autologic on intercompany borrowings (which were contributed to Autologic's capital prior to the Merger), the reduction in rent of a facility lease from Volt (under a new lease entered into in connection with the Merger), or cost savings from the aggregate amounts incurred by Autologic and Triple-I separately (such as from staff and facilities reductions and the ability of existing staff to absorb general and administrative functions previously provided by Volt and charged to Autologic) and other synergies implemented and being implemented since the Merger. Accordingly, results prior to January 29, 1996 (and the Company's balance sheet as at November 3, 1995) are not reflective of the operations and financial position of the Company as presently constituted.

The information which appears below relates to prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods. Management has made no predictions or estimates as to future operations and no inferences as to future operations should be drawn.

Fiscal year ended November 1, 1996 (52 weeks) compared to the fiscal year ended November 3, 1995 (53 weeks)

Results of Operations

Included in the loss for the twelve months ended November 1, 1996 were the following non-recurring expenses (aggregating $1,600,000) incurred by Autologic (and, accordingly, reflected in the Company's financial statements) during the first three months of fiscal 1996 (ended February 2, 1996) and prior to the
Merger: (1) restructuring charges of approximately $700,000 related principally to the reduction of Autologic's workforce and the restructuring of its operations in connection with the Merger; (2) interest expense charged by Volt of $583,000 (which has been eliminated as a result of Volt's contribution of the underlying indebtedness to Autologic's capital prior to the Merger); (3) charges from Volt to Autologic for rent of $419,000 (which rent would have been $201,300 had the Merger been completed at the beginning of fiscal 1996); (4) charges from Volt for general and administrative services of $197,000 (the services related to which are, since the Merger, being substantially performed by the Company's internal staff and, to some extent, third party providers). The results of operations for period prior to February 3, 1996 do not give effect to amortization expense of approximately $137,500 per fiscal quarter (being incurred for five years commencing with the quarter beginning February 3, 1996) of excess purchase price over the estimated fair value of Triple-I's identifiable assets.

The Company had a pretax loss of $5,128,000 in 1996 compared to a pretax loss of $4,108,000 in 1995. Included in the loss for the year ended November 3, 1995 was interest expense of $2,591,000 on loans from Volt (which are no longer outstanding), rent of $1,702,000 (which would have been reduced to approximately $804,000 had the Merger arrangements then been in effect) and general and administrative expense of $899,000 (the services related to which are, since the Merger, being substantially performed by the Company's internal staff and, to some extent, by third party providers).

In fiscal 1996, revenues increased by $18,831,000, or 26.7%, to $89,236,000. The increase in revenues resulted from a $11,696,000, or 22.4%, increase in sales of systems and equipment and an increase of $7,135,000, or 39.3%, in customer service sales. The increase in revenues resulted primarily from the integration of the two businesses (thus adding Triple-I's revenues to Autologic's revenues). Had the Merger occurred at the beginning of fiscal year 1995, sales in 1996 would have been $99,194,000 compared to sales of $104,643,000 in 1995 (see Note
B). The decrease of $5,449,000, or 5.2%, was primarily due to the phase out of the Camex product line which was basically discontinued by Triple-I in fiscal year 1995. Camex specialized in sales of display advertising systems.

Gross margins decreased by 2.7 percentage points relating to systems and equipment, which was partially offset by an 11.1 percentage point gross margin increase in customer service and support. The decrease in system's margin was due primarily to discounting imaging systems in response to competition. The imaging systems segment of the prepress industry is affected by rapid technological change, open systems architecture, increased third party distribution, and oversupply, which leads to intense price competition, with sales in fiscal 1996 of equipment introduced within the last three years comprised approximately 98% of equipment sales. The improvement in customer service margins was due principally to consolidation of staff at the time of the Merger, increased gross margin on spare parts, and increased custom network server sales.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Selling and administrative expense increased by $5,878,000, or 35.0%, to $22,681,000 in fiscal year 1996. These expenses expressed as a percentage of sales increased (from 23.9% for Autologic alone in the prior year to 25.4% for fiscal year 1996) as combined sales of Autologic and Triple-I did not increase by the same percentage as did the overall increase in selling and administrative expense (which were incurred in expectation of anticipated revenue levels).

Research, development and engineering expenditures in fiscal 1996 increased $3,177,000, or 75.6%, to $7,381,000 from $4,204,000 for Autologic alone in the prior year. Expressed as a percentage of sales, these expenses increased from 6.0% in fiscal year 1995 to 8.3% in fiscal 1996, as combined sales of Autologic and Triple-I did not increase by the same percentage as did research, development and engineering expenditures. The overall product line was expanded as a result of the Merger with 3850, GRAFIXnet, server, and AdManager products added to the existing Autologic product line.

Interest income increased by $214,000 to $357,000 from $143,000 for Autologic alone in fiscal year 1995 primarily from the investment of Triple-I funds acquired by the Company in the Merger.

Interest expense charged by Volt decreased by $2,008,000 resulting from the contribution by Volt to Autologic of intercompany borrowings of Autologic prior to the Merger. Interest expense reported represents such interest for the period prior to the contribution of such indebtedness by Volt.

The foreign exchange loss in fiscal 1996 resulted from the cost of foreign currency options purchased to minimize the potential adverse impact on foreign currency receivables and sales in order to protect against the dollar strengthening against foreign currencies and, to a lesser extent, losses on currencies not hedged.

Other expenses include a first quarter $180,000 charge related to a lawsuit and miscellaneous expenses.

The tax provision in fiscal 1995 relates to taxes on foreign earnings without U.S. tax benefit. U. S. net operating losses incurred by Autologic were utilized by Volt prior to the Merger.



Year ended November 3, 1995 (53 weeks) compared to the year ended October 28, 1994 (52 weeks).

In fiscal 1995, Autologic's operating loss was $1,787,000, compared to $847,000 in fiscal 1994. The increase in the operating loss was due to a reduction in the gross margin of 2.3 percentage points relating to systems and equipment and service partially offset by the increased sales volume. The sales increase was attributable to German, Asian and Pacific markets.

Autologic had a pretax loss of $4,108,000 in 1995, compared to a pretax loss of $2,941,000 in 1994. Both years included significant charges from the parent
(Volt) for rent, general and administrative expenses and interest on indebtedness to parent. The net loss in 1995 was $4,985,000, compared to a net loss of $3,462,000 in 1994.

In 1995, revenues of Autologic increased by $5,082,000, or 7.8%, to $70,405,000. The increase in revenues resulted from a $4,891,000, or 10.3%, increase in the sales of systems and equipment and an increase of $191,000, or 1.1%, in customer service sales. The sales increase was attributable to German, Asian and Pacific markets.

The increase in systems and equipment gross margins ($740,000, or 3.8%) was due to the increase in sales volume, partially offset by a reduction in the gross margin of 2.4 percentage points. The decrease in the gross margin percentage resulted from a change in the product mix (a decrease in sales of some high margin products and an increase in sales of some low margin items which are in direct competition with other manufacturers' products). The markets in which the segment competes are marked by rapidly changing technology, with sales in fiscal 1995 of equipment introduced within the last three years comprising approximately 84% of equipment sales. Gross margins of customer service sales decreased by $658,000, or 27.7%. The decrease in gross margins was due to a reduction in the gross margin of 3.7 percentage points resulting primarily from a change in the mix of equipment serviced. Autologic, as a result of a trend to the use of "open systems", sold less of its stand-alone proprietary equipment, which had generated more service revenue. Open systems enable the customer to service some equipment in-house and/or because such product are more software oriented, obtain some service from Autologic through remote data transfer, rather than on-site.

Selling and administrative expenses increased by $1,292,000, or 8.3%, to $16,803,000 in 1995. These expenses expressed as a percentage of sales were approximately 24.0% in each of 1995 and 1994. This dollar increase was primarily attributable to higher sales and marketing expenses related to the increased sales and the hiring of additional personnel to increase penetration into the commercial market.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Research, development and engineering expenditures decreased by $333,000, or 7.3%, to $4,204,000 in 1995. The expenditures expressed as a percentage of sales were 6% in 1995 and 7% in 1994 due to reduction of certain development products.

Rent expense remained constant between 1995 and 1994 and a proportionate share (on the basis of assets employed) of the Volt's corporate general and administrative expenses increased by $63,000, or 7.5%, in 1995. The increase was due primarily to an increase in the proportion of assets employed by Autologic.

Interest expense charged by Volt increased by $629,000, or 32.1%, to $2,591,000 in 1995, due to an increase in the average interest rates during 1995 and an extra week in fiscal year 1995.

In 1995, there was a foreign exchange gain versus a loss in 1994, due to favorable currency movements in certain currencies. To minimize the potential adverse impact on Autologic's foreign current receivables and sales when the dollar strengthens against foreign currencies, foreign currency options are purchased.

For 1995 the income tax provision increased by $356,000, or 68.3%, to $877,000 from $521,000 in 1994 due to the increase in taxable income in foreign operations.

Liquidity and Capital Resources

The Company's balance sheet as of November 3, 1995 represents the financial position of Autologic only, while the balance sheet as of November 1, 1996 represents the financial position of the Company after the Merger and includes the accounts of Autologic and Triple-I.

During fiscal year 1996, cash was applied to operating activities in the amount of $1,774,000, principally as a result of the year's net loss (net of depreciation and amortization) of $2,067,000 less the favorable net impact $296,000 of various changes in operating assets and liability accounts.

The principal factor in the cash provided by investing cash activities was the cash and cash equivalents balances of Triple-I acquired in the Merger ($8,764,000), offset by $2,931,000 used for the purchase of property and equipment.

The repayment of notes payable to banks resulted in the use of $670,000 of cash for financing activities, while proceeds from the exercise of stock options provided $206,000.

As a result of the foregoing, for the fiscal year, cash and cash equivalents increased by $3,591,000. The Company's working capital as of November 1, 1996 was $23,811,000, which includes $6,133,000 in cash and cash equivalents. These resources, along with a credit facility of $2,250,000 available from Volt, are anticipated to be sufficient to meet the Company's liquidity and capital needs for the near term in the normal course of business.

As part of the consolidation of operations and facilities, the Company's Board of Directors has approved the expenditure of up to $1,000,000 for communications, facilities and fixtures for plant renovation. Of this approximately, $860,000 has been incurred through November 1, 1996. The Company has no other plans for significant capital expenditures other than expenditures in the normal course of business anticipated to be funded from ongoing operations.

                         Report of Independent Auditors


The Board of Directors and Shareholders
Autologic Information International, Inc.


We have audited the accompanying consolidated balance sheets of Autologic Information International, Inc. as of November 1, 1996 and November 3, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended November 1, 1996. Our audits also included the financial statement schedule listed at the index at
Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autologic Information International, Inc. at November 1, 1996 and November 3, 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended November 1, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/  ERNST & YOUNG LLP
                                        ---------------------------
                                             ERNST & YOUNG LLP


Woodland Hills, California
December 19, 1996

ITEM 8--FINANCIAL STATEMENTS

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              November 1,     November 3,
                                                                 1996            1995
                                                              ----------      ----------
                                                                (Dollars in thousands)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents-See Notes C and M                 $   6,133      $   2,542
   Accounts receivable less allowance for doubtful
     accounts of $2,221 (1996) and $651 (1995)
     See Schedule II                                              21,761         15,205
   Inventories-See Notes C and D                                  12,301          9,318
   Deferred income tax benefit-See Note E                          5,797            116
   Prepaid expenses and other assets                               1,093          1,014
                                                               ---------      ---------
         Total current assets                                     47,085         28,195

PROPERTY AND EQUIPMENT, at cost net of
   accumulated depreciation and amortization
   of $5,084 (1996) and $3,852 (1995)-See Note C                   6,212          3,444

DEFERRED INCOME TAX BENEFIT-See Note E                             3,554           --

EXCESS OF PURCHASE PRICE OVER NET ASSETS
   ACQUIRED, net of amortization of $413-See Notes B and C         2,340           --

OTHER ASSETS                                                          94             52
                                                               ---------      ---------
                                                               $  59,285      $  31,691
                                                               =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable--See Note O                           $            --        $     707
   Accounts payable                                               10,311          5,737
   Payable to Volt--See Note N                                       771         88,109
   Accrued expenses                                                5,282          3,654
   Accrued restructuring costs--See Note B                         2,334           --
   Customer advances                                               3,402          2,657
   Income taxes payable-See Notes C and E                          1,174            880
                                                               ---------      ---------
         Total current liabilities                                23,274        101,744

STOCKHOLDERS' EQUITY (DEFICIENCY)
See Notes B, C, E, F and G
   Preferred stock, par value $0.01
     Authorized-1,000,000 shares; issued - none                     --             --
   Common stock, par value $0.01
     Authorized - 12,000,000 shares; issued and
         outstanding 5,793,870 shares in 1996,                        58            133
         authorized - 9,000,000 shares; issued and
         outstanding 3,337,000 shares in 1995                       --             --

   Paid-in capital                                               112,665          1,535
   Accumulated deficit                                           (76,712)       (71,721)
                                                               ---------      ---------
                                                                  36,011        (70,053)

COMMITMENTS AND CONTINGENCIES-See Notes H, I and O                  --             --
                                                               ---------      ---------
                                                               $  59,285      $  31,691
                                                               =========      =========

                             See accompanying notes.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                           Year Ended
                                                                               -------------------------------------
                                                                               November 1,   November 3,  October 28,
                                                                                 1996           1995          1994
                                                                               ----------    ----------   ----------
                                                                              (In thousands, except per share amounts)
REVENUES
   Systems and equipment                                                        $ 63,963      $ 52,267      $ 47,376
   Customer service and support                                                   25,273        18,138        17,947
                                                                                --------      --------      --------
                                                                                  89,236        70,405        65,323
                                                                                --------      --------      --------

OPERATING COSTS AND EXPENSES
   Cost of systems and equipment                                                  41,065        32,164        28,013
   Cost of customer service and support                                           20,076        16,420        15,571
   Selling and administrative                                                     22,681        16,803        15,511
   Research, development and engineering                                           7,381         4,204         4,537
   Restructuring charge-See Note B                                                   700          --            --
   Charges from Volt-See Notes B and N
     Rent                                                                          1,022         1,702         1,702
     General and administrative                                                      224           899           836
                                                                                --------      --------      --------
                                                                                  93,149        72,192        66,170
                                                                                --------      --------      --------
OPERATING LOSS                                                                    (3,913)       (1,787)         (847)
                                                                                --------      --------      --------

OTHER INCOME (EXPENSE)
   Interest income                                                                   357           143            (1)
   Interest expense charged by Volt-See Note N                                      (583)       (2,591)       (1,962)
   Foreign exchange gain (loss)-See Notes C and M                                   (544)          182           (33)
   Other, net                                                                       (445)          (55)          (98)
                                                                                --------      --------      --------
                                                                                  (1,215)       (2,321)       (2,094)
                                                                                --------      --------      --------

LOSS BEFORE
   INCOME TAXES                                                                   (5,128)       (4,108)       (2,941)

INCOME TAX PROVISION (BENEFIT)--
   See Notes C and E                                                                (137)          877           521
                                                                                --------      --------      --------

NET LOSS                                                                        $ (4,991)     $ (4,985)     $ (3,462)
                                                                                ========      ========      ========

NET LOSS PER SHARE-See Note C                                                   $  (0.96)     $  (1.49)     $  (1.04)
                                                                                ========      ========      ========


Average number of shares outstanding                                               5,221         3,337         3,337
                                                                                ========      ========      ========



                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                         Common Stock
                                                        $0.01 Par Value
                                                     ----------------------        Paid-In       Accumulated
                                                     Shares          Amount        Capital          Deficit          Total
                                                     -------       --------        -------       -----------    -----------
                                                                        (Dollars in thousands)

Balance at October 29, 1993                                      $      133     $    1,535      $  (63,274)     $  (61,606)

   Net loss for the year                                                 --             --          (3,462)         (3,462)
                                                                 ----------      ----------      ----------      ----------

Balance at October 28, 1994                                             133           1,535        (66,736)        (65,068)

   Net loss for the year                                                 --             --          (4,985)         (4,985)
                                                                 ----------      ----------      ----------      ----------

Balance at November 3, 1995                                             133          1,535         (71,721)        (70,053)

   Contribution to capital of amounts
     payable to Volt                                                     --         89,525             --           89,525

   Issuance of 3,337,000 shares of common
     stock to Volt in connection with
     merger of Autologic, Inc. and transfer
     of stock of Volt subsidiaries                 3,337,000           (100)            100            --              --

   Issuance of 2,429,870 shares of common
     stock to Triple-I stockholders to
     purchase the net assets of Triple-I, net
     of expenses related to registering
     shares                                        2,429,870             25          20,272            --           20,297

   Value of stock options issued by the
     Company in exchange for outstanding
     stock options issued by Triple-I                                  --            1,027             --            1,027

   Stock issued upon exercise of stock
     options                                          27,000           --               206            --              206

   Net loss for the year                                --             --              --           (4,991)         (4,991)
                                                  ----------     ----------      ----------      ----------     ----------

Balance at November 1, 1996                        5,793,870     $       58      $  112,665      $ (76,712)     $   36,011
                                                  ==========     ==========      ==========      ==========     ==========





                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Year Ended
                                                       -------------------------------------
                                                       November 1,  November 3,  October 28,
                                                          1996         1995         1994
                                                       ----------   ----------   -----------
                                                               (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                             $(4,991)     $(4,985)     $(3,462)
   Adjustments to reconcile net loss to net cash
     provided by (applied to) operating activities:
       Depreciation and amortization                      2,924        1,489        1,437
       Provision for doubtful accounts                    1,096          184           20
       (Gains) losses on foreign currency
         translation                                       (231)         159          (37)
       (Gains) losses on dispositions of
         property and equipment                              24          (30)         (29)
       Deferred income tax provision (benefit)           (1,610)         134          (44)
       Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable      (2,464)          82       (2,171)
         (Increase) decrease in inventories                   6       (1,877)        (128)
         Decrease in recoverable income taxes              --           --            224
         (Increase) decrease in prepaid expenses
           and other assets                                 384          342         (361)
         Increase in accounts payable                     3,487          887          783
         Increase (decrease) in accrued expenses         (1,293)         140          127
         Increase (decrease) in customer advances          (176)         484          275
         Increase in income taxes payable                   299          342          538
         Increase in payable to Volt                        771        4,338        5,680
                                                        -------      -------      -------

NET CASH (APPLIED TO) PROVIDED BY
   OPERATING ACTIVITIES                                 $(1,774)     $ 1,689      $ 2,852
                                                        -------      -------      -------



                             Continued on next page

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                              Year Ended
                                                                -------------------------------------
                                                                November 1,   November 3,  October 28,
                                                                   1996          1995         1994
                                                                ----------    ----------   ----------
                                                                        (Dollars in thousands)

CASH FLOWS FROM INVESTING
   ACTIVITIES
     Cash of acquired companies (Triple-I) ................      $ 8,764       $  --         $  --
     Proceeds from disposal of property
       and equipment ......................................         --             408           150
     Purchases of property and equipment ..................       (2,931)       (1,590)       (2,479)
                                                                 -------       -------       -------

NET CASH PROVIDED BY (APPLIED
   TO) INVESTING ACTIVITIES ...............................        5,833        (1,182)       (2,329)
                                                                 -------       -------       -------

CASH FLOWS FROM FINANCING
   ACTIVITIES
       Increase (decrease) in notes payable to banks ......         (670)          113          (435)
       Proceeds from exercise of stock options ............          206          --            --
                                                                 -------       -------       -------

NET CASH PROVIDED BY (APPLIED
   TO) FINANCING ACTIVITIES ...............................         (464)          113          (435)
                                                                 -------       -------       -------

   Effect of exchange rate changes on cash ................           (4)         (320)         (167)
                                                                 -------       -------       -------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS ...................................        3,591           300           (79)

Cash and cash equivalents, beginning of period ............        2,542         2,242         2,321
                                                                 -------       -------       -------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD .........................................      $ 6,133       $ 2,542       $ 2,242
                                                                 =======       =======       =======


SUPPLEMENTAL CASH TRANSACTIONS Cash paid during the period:
     Interest expense .....................................      $    12       $    54       $   (94)
     Income tax ...........................................      $ 1,258       $   439       $  (100)


SUPPLEMENTAL NON-CASH TRANSACTIONS


On January 29, 1996, Volt contributed to the capital of the Company approximately $89,525,000 in amounts owed to Volt. (See Note B)

On January 29, 1996, the Company issued 3,337,000 shares of common stock to Volt for Autologic and other Volt subsidiaries. This transaction was accounted for at historical cost because of consolidation of companies under common control. (See Note B)

On January 29, 1996, the Company issued 2,429,870 shares of common stock with an aggregate value of approximately $20,297,000 in the acquisition of Triple-I. (See Note B)



                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--DESCRIPTION OF BUSINESS

Autologic Information International, Inc. and its subsidiaries (the "Company") design, develop, manufacture, assemble, integrate, market, sell and service computerized image-setting and publication systems equipment and software that automate the various prepress production steps in the publishing process. The Company believes that it is an industry leader in prepress systems. The products are primarily marketed and sold to the newspaper publishing industry, the commercial printing industry and other organizations having internal publishing facilities.

NOTE B--FORMATION OF THE COMPANY AND MERGER

The Company was incorporated in Delaware on September 5, 1995 as a wholly-owned subsidiary of Volt Information Sciences, Inc. ("Volt"). On January 29, 1996, pursuant to the terms of an Agreement and Plan of Merger (the "Merger Agreement") dated October 5, 1995, as subsequently amended, among the Company, Volt and Information International, Inc. ("Triple-I"), Volt contributed to the capital of Autologic, Incorporated ("Autologic") and certain foreign subsidiaries of Volt ("Volt Subsidiaries") and the amounts Autologic or such subsidiaries owed to Volt and, subsequent thereto, caused Autologic to merge with and into the Company. Volt also assigned to the Company all of the issued and outstanding shares of the Volt Subsidiaries. In addition, pursuant to the Merger Agreement, on January 29, 1996, following approval by its stockholders, Triple-I merged with and into the Company.

Pursuant to the Merger Agreement, Volt, through its wholly-owned subsidiary Nuco I, Ltd., received 3,337,000 shares of the Company's common stock for its transfer of Autologic and certain other Volt subsidiaries and the stockholders of Triple-I received 2,429,870 shares of the Company's common stock based on one share of the Company being issued for each outstanding share of Triple-I (including 58,500 shares issued to Volt as a result of Triple-I common stock owned by Volt prior to the merger).

On June 25, 1995, the date the general terms of the merger were agreed to and announced, Triple-I had outstanding options to purchase approximately 594,000 shares of its common stock. In accordance with Triple-I's stock option plans, each outstanding Triple-I option automatically became fully vested and immediately exercisable upon consummation of the merger. As part of the Merger Agreement, the parties agreed to a formula to limit the dilution of Volt's percentage ownership in the Company as a result of the exercise of those Triple-I options. Under that formula, Volt is to receive 100 shares of the Company's common stock for every 590 shares of the Company common stock issued with respect to Triple-I options exercised subsequent to June 25, 1995, up to a maximum of 100,000 shares. Between June 25, 1995 and November 1, 1996, 51,250 shares have been issued upon the exercise of Triple-I options, and Volt has received 4,000, and is entitled to receive an additional 4,600 shares, of the Company's common stock with respect to such exercises. Accordingly, Volt owned beneficially 3,400,186 shares (59%) of the Company's common stock.

As the Company, Autologic and the Volt Subsidiaries were under common control, the merger of Autologic and the transfer of the stock of the Volt Subsidiaries to the Company has been accounted for on a pooling of interest basis. Accordingly, the assets and liabilities of such entities and their stockholders' equity accounts have been accounted for at their historical carrying amounts and the accompanying statement of operations reflects the results of operations of such entities for such periods. The merger of Triple-I has been accounted for under the purchase method of accounting and, accordingly, the purchase price, which was based on the quoted market price of the Triple-I common stock at the time the general terms of the acquisition were agreed to and announced, plus the value of stock options issued in exchange for outstanding stock options of Triple-I, has been allocated to net assets based upon their estimated fair values. A $2,753,000 excess of the purchase price over the estimated fair value of Triple-I's identifiable assets, including the estimated future tax benefits of Triple-I's net operating loss carryforwards and deductible temporary differences, was recorded on the effective date of the merger and is being amortized over a five-year period. The operating results of Triple-I have been included in the Company's consolidated financial statements since the date of acquisition, which was limited to five days of operations for the first quarter of 1996, but are included for the second, third and fourth quarters of 1996. The liability for restructuring costs incurred prior to the merger ($2,334,000 at November 1, 1996) provides for estimated costs related to closing of certain facilities of Triple-I.

The accompanying statement of operations for the fiscal year ended November 1, 1996 includes a first quarter charge of $700,000 related principally to the reduction of Autologic's workforce and the restructuring of Autologic's operations in connection with the merger.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B--FORMATION OF THE COMPANY AND MERGER--Continued

The following pro forma information presents a summary of consolidated results of operations of the Company as if the transactions described above had occurred at the beginning of fiscal 1996 and 1995 with pro forma adjustments for the amortization of the excess of purchase price over net assets acquired, the elimination of interest expense and a portion of rent previously charged by Volt (to reflect the reduced rent charged by Volt after the merger), and certain income tax adjustments. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates or of future results of operations of the combined entities.

                                    For the Fiscal Year Ended
                                    --------------------------
                                    November 1,     November 3,
                                       1996             1995
                                    ----------      ----------
                           (Dollars in thousands, except per share amounts)
Revenues                            $ 99,194         $ 104,643

Loss from continuing
   operations                         (2,017)           (1,037)

Net loss                              (2,017)           (2,458)

Loss from continuing
   operations per share                (0.39)            (0.18)

Net loss per share                     (0.39)            (0.43)

NOTE C-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year: The Company's fiscal year consists of the 52 or 53 weeks ending on the Friday nearest October 31. The 1996 fiscal year was comprised of 52 weeks, compared with 53 weeks in fiscal year 1995 and 52 weeks in fiscal year 1994.

Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany balances and transactions.

Estimates and Assumptions: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

As of the date of the merger, a deferred tax asset was established representing the estimated future tax benefit anticipated to be realized from the use of Triple-I's net operating loss carryforward and deductible temporary differences and the Company's deductible temporary differences existing at the date of the merger to reduce anticipated taxable income of the Company to be realized subsequent to the merger. The Company believes that it is more likely than not that such tax benefits will be realized based on the combined companies' past and anticipated future results of operations and after considering provisions of the tax law, such as the change in ownership provisions, that restrict the future use of Triple-I's tax benefits.

Stock Based Compensation: The Company accounts for its stock based compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees", and intends to continue to do so.

Revenue Recognition: Revenues are recognized when products are shipped and services are rendered.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Cash Equivalents: Cash equivalents consist of investments in short-term, highly liquid securities having an initial maturity of three months of less.

Inventories: Inventories are stated at the lower of cost (first-in first-out) or market.

Long-Lived Assets: In fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not recoverable. Under Statement No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. No such impairment losses have been identified by the Company.

Property and Equipment: Property and equipment are stated at cost, net of depreciation and amortization which are provided on the straight-line method over their estimated useful lives, generally as follows:

   Equipment - 3 to 7 years
   Leasehold improvements- length of lease or life of asset, whichever is shorter.

   Property and equipment consists of the following:



                                                     1996                                            1995
                                     --------------------------------------      ---------------------------------------
                                      Property                                   Property
                                        and           Lease                         and            Lease
                                     Equipment        Hold           Total       Equipment         Hold           Total
                                     ---------      --------       --------      ---------       --------       --------
Property and equipment, at cost      $  9,977       $  1,319       $ 11,296       $  6,755       $    541       $  7,296
Accumulated depreciation
  and amortization                     (4,869)          (215)        (5,084)        (3,711)          (141)        (3,852)
                                     --------       --------       --------       --------       --------       --------
Net property and equipment           $  5,108       $  1,104       $  6,212       $  3,044       $    400       $  3,444
                                     ========       ========       ========       ========       ========       ========

Intangible Assets: Intangible assets principally consist of the unamortized balances of the excess of cost over the fair value of the net assets of companies acquired. The intangibles are being amortized using the straight-line method over five years.

Income Taxes: Income taxes are provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes". (See Note E)

Translation of Foreign Currencies: The U.S. dollar is the Company's functional currency throughout the world. Foreign currency gains and losses resulting from the translation of the foreign currency financial statements of certain subsidiaries and foreign currency transactions are included in the results of operations.

Foreign Exchange Contracts: Gains and losses on foreign currency option and forward contracts designated as hedges of existing assets and liabilities and of identifiable firm commitments are deferred and included in measurement of the related foreign currency transaction. (See Note O)

Advertising: The Company expenses the production cost of advertising the first time the advertising takes place. Advertising expense totaled $1,300,000, $1,500,000 and $1,200,000 for the years ended November 1, 1996, November 3, 1995 and October 28, 1994, respectively.

Per Share Data: Per share data are computed on the basis of the weighted average number of shares of common stock outstanding and, if applicable, the assumed exercise of dilutive outstanding stock options using the treasury stock method.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE D--INVENTORIES


Inventories consist of:

                              November 1,          November 3,
                                1996                  1995
                              ----------           ----------
                                  (Dollars in thousands)
Service parts                  $ 2,396              $ 1,137
Materials                        5,257                3,374
Work-in-process                  2,654                1,431
Finished goods                   1,994                3,376
                               -------              -------
                               $12,301              $ 9,318
                               =======              =======

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E--INCOME TAXES

Prior to the Merger, Autologic and its subsidiaries were included in the consolidated federal income tax return of Volt and were therefore jointly and severally liable with Volt for any income taxes payable by the consolidated group. Volt has agreed to indemnify the Company against any loss or liability that may result from such inclusion. Federal income taxes were provided for in the accompanying consolidated financial statements as if the Company and its domestic subsidiary had filed their own consolidated income tax returns prior to the Merger.

                                                  For the Fiscal Year Ended
                                             -------------------------------------
                                             November 1,   November 3,  October 28,
                                                1996          1995          1994
                                             ----------    ----------   ----------
                                                    (Dollars in thousands)
The components of income (loss) before
income taxes based on the location of
operations, consist of the following:
   Domestic                                   $(6,216)      $(7,442)      $(3,650)
   Foreign                                      1,088         3,334           709
                                              -------       -------       -------
                                              $(5,128)      $(4,108)      $(2,941)
                                              =======       =======       =======

Income tax provision (benefit) includes:
Current:
   Federal                                    $    11       $  --         $  --
   Foreign                                      1,475           739           561
   State and local                                (13)            4             4
                                              -------       -------       -------
     Total current                              1,473           743           565
                                              -------       -------       -------

Deferred:
   Federal                                       (796)         --            --
   Foreign                                       (663)          134           (44)
   State and local                               (151)         --            --
                                              -------       -------       -------
     Total deferred                            (1,610)          134           (44)
                                              -------       -------       -------

Total income tax provision (benefit)          $  (137)      $   877       $   521
                                              =======       =======       =======


The consolidated effective tax rates are different than the U.S. Federal statutory rate. The differences result from the following:

                                             For the Fiscal Year Ended
                                     ------------------------------------------
                                     November 1,      November 3,    October 28,
                                        1996             1995            1994
                                     ----------       ----------     ----------
                                              (Dollars in thousands)
Statutory rate                         (34.0%)          (34.0%)         (34.0%)
Loss without federal tax benefit        27.8             47.8            44.4
Tax effect of foreign operations         2.6              5.9             5.8
State taxes                             (3.2)             0.1             0.1
Other - net                              4.1              1.3             1.1
                                       -----            -----           -----

Effective tax rate                      (2.7%)           21.1%           17.4%
                                       =====            =====           =====

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE E--INCOME TAXES--Continued

Deferred income taxes reflect the net tax effects of changes in the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                       November 1,    November 3,
                                                          1996           1995
                                                       ----------     ----------
                                                        (Dollars in thousands)
  Deferred tax assets:
   Allowance for doubtful accounts                      $  741         $  297
   Inventory valuation                                   2,843          2,130
   Net operating loss carryforwards                      2,764(a)         439(a)
   Worthless stock deduction                             1,190(b)        --
   Vacation accruals                                       329            212
   Foreign asset bases                                     756            116
   Warranty accruals                                       263            220
   Accelerated depreciation                                 22             13
   Other -- Net                                            443           --
                                                        ------         ------

Total deferred tax assets                                9,351          3,427
   Valuation allowance for deferred tax assets            --            3,311
                                                        ------         ------

   Net deferred tax assets                               9,351            116
                                                        ------         ------

Balance sheet classification:
   Current assets                                        5,797            116
   Non-current assets                                    3,554           --
                                                        ------         ------

Net deferred tax assets                                 $9,351         $  116
                                                        ======         ======

(a) As of November 3, 1995, the Company had $439,000 carryforward relating to the losses of a branch operating in France of, which $242,000 relates to net operating losses that can be carried forward without limitation and the balance relates to net operating losses that expire principally in 1998. As of November 1, 1996, the Company had a net operating loss carryforward of $2,764,000 of which $1,632,000 expires in 2008 and $1,132,000 expires in 2011.

(b) The worthless stock deduction of $1,190,000 relates to the Company's French subsidiary which will be liquidated in fiscal year 1997.

The valuation allowance was decreased during fiscal 1996 by $3,311,000 as a result of expected utilization of domestic net operating loss and foreign tax credit carryforwards. (See Note C)

The increase in the deferred tax asset is primarily attributable to acquisition of Triple-I deferred tax assets partially offset by pre-acquisition net operating losses used in the Volt consolidated tax return.

As of November 1, 1996 certain affiliates had undistributed earnings aggregating $1,088,000 which are considered permanently invested, accordingly, no federal income taxes have been provided. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because foreign tax credits would be available to reduce the same portion of the U.S. liability.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F--STOCK OPTIONS

The Company has adopted the Triple-I 1976 Employees' Stock Option Incentive Plan ("Employees' Plan") and the Triple-I 1992 Directors' Stock Option Plan ("Directors' Plan"), and has established a 1995 Employees' Incentive Stock Option Plan ("New Plan"). Under the former Triple-I plans, shares of the Company will now be issued instead of the shares of Triple-I. A summary of each of these plans follows.

Employees' Plan: The plan provides for the granting of options to purchase Triple-I's common stock at a price equal to at least 100% of the fair market value of Triple-I's stock on the date of grant. As of November 1, 1996, options to purchase 345,000 shares of the Company's common stock at exercise prices ranging from $7.25 to $9.75 per share were outstanding. All such options are fully vested.

Directors' Plan: The plan provides for the granting of options to purchase Triple-I's common stock at a price equal to at least 100% of the fair market value of Triple-I's stock on the date of grant. As of November 1, 1996, options to purchase 12,000 shares of the Company's common stock at exercise prices ranging from $7.25 to $11.50 per share were outstanding. All such options are fully vested.

New Plan: The Company has adopted a stock option plan that provides for the granting of options to purchase up to 150,000 shares of the Company's common stock at a price equal to at least 100% of the fair market value of the Company's common stock on the date of grant to employees, directors or consultants of the Company, its subsidiaries and Volt. The options may be exercised for periods up to ten years. As of November 1, 1996, options to purchase 92,000 shares of the Company's common stock which were granted to employees of the Company at a price of $12.00 per share and options to purchase 40,500 shares of the Company common stock, which were granted to officers of Volt in connection with the acquisition of Triple-I (18,000 at $13.20 per share and 22,500 at $12.00 per share), were outstanding.

Transactions involving outstanding stock options were:

                                         Employees' Plan             Directors' Plan                  New Plan
                                     ----------------------        ---------------------         --------------------
                                      Number         Total         Number         Total          Number        Total
                                        of          Option           of           Option           of          Option
                                      Shares         Price         Shares         Price          Shares        Price
                                    --------       --------       --------       -------        --------       ------
                                                                     (Dollars in thousands)
Outstanding, October 29, 1993        684,000       $  5,634         66,000       $    686           --         $   --
  Granted                             74,000            603           --             --             --             --
  Canceled                          (205,875)        (1,714)          --             --             --             --
  Exercised                          (29,625)          (228)          --             --             --             --
                                    --------       --------       --------       --------       --------       --------

Outstanding, October 28, 1994        522,500          4,295         66,000            686           --             --
  Granted                            171,750          1,331           --             --             --             --
  Canceled                          (145,750)        (1,328)       (41,000)          (471)          --             --
  Exercised                          (13,750)          (101)        (9,000)           (65)          --             --
                                    --------       --------       --------       --------       --------       --------

Outstanding, November 3, 1995        534,750          4,197         16,000            150           --             --
  Granted                               --             --             --             --          135,000          1,642
  Canceled                          (149,750)        (1,125)        (4,000)           (46)        (2,500)           (30)
  Exercised                          (40,000)          (304)          --             --             --             --
                                    --------       --------       --------       --------       --------       --------

Outstanding, November 1, 1996        345,000       $  2,768         12,000       $    104        132,500       $  1,612
                                    ========       ========       ========       ========       ========       ========

Exerciseable, November 1, 1996
  at prices ranging from $7.25
  to $13.20                          345,000       $  2,768         12,000       $    104           --         $   --

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G--PREFERRED STOCK

The preferred stock authorized is issuable in one or more series from time-to-time at the discretion of the Company's Board of Directors. The Board is authorized, with respect to each series, to fix its designation, powers, preferences, rights and limitations.

NOTE H--COMMITMENTS

Future minimum rental commitments as of November 1, 1996 for all noncancelable operating leases, including commitments totaling $1,200,00, reserved for as part of the restructuring costs are as follows:

Fiscal                                          Office
 Year                         Total             Space          Equipment
------                       -------           --------        ---------
                             (Dollars in thousands)
1997                         $ 2,447           $ 2,220            $ 227
1998                           2,317             2,118              199
1999                           1,398             1,335               63
2000                           1,077             1,077               --
2001                             268               268               --
Thereafter                     1,838             1,838               --

Rental expense for all operating leases for fiscal years 1996, 1995, and 1994 was $2,077,000, $2,846,000 and $2,738,000, respectively. Many of the leases also require the Company to pay or contribute to property taxes, insurance and ordinary repairs and maintenance. (See Note O)

NOTE I--CONTINGENCIES

The Company is currently involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such claims and actions will not have a materially adverse effect on the Company's financial position or results or operations.

NOTE J--INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one principal industry segment which consists of designing, developing, manufacturing, assembling, integrating, marketing, selling and servicing of computerized image setting and publication systems and equipment and software that automate the various prepress production steps in the publishing process. The Company products are primarily for the newspaper, publishing industry, the commercial printing industry and other organizations having internal publishing facilities. Foreign operations are conducted through the Company subsidiaries. Export sales from the United States to such entities are generally priced above cost but below end-user prices.

Operating profit is comprised of total revenues less operating expenses. In computing operating profit, none of the following items have been added or deducted: interest expense, foreign exchange gain (loss), other income (expense) and income taxes. Identifiable assets of geographic areas are those assets that are used in the Company's operations in such area.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE J--INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION--Continued

The following table contains information relating to the Company's operations in various geographical areas:

                                                                           Year Ended
                                                            ----------------------------------------
                                                            November 1,    November 3,    October 28,
                                                               1996           1995           1994
                                                            ----------     ----------     ----------
                                                                     (Dollars in thousands)
   Revenues:
   United States:
     Unaffiliated United States customers                    $ 34,991       $ 26,959       $ 27,558
     Affiliated United States customers                           758            798            664
     Export sales, unaffiliated foreign customers,
       principally in Canada, South and Central America         8,798          3,536          4,127
     Export sales-interarea transfers                          18,484         17,305         14,034
                                                             --------       --------       --------
                                                               63,031         48,598         46,383
   Europe:
     Unaffiliated customers
       Germany                                                 10,497          9,909          6,563
       Other countries                                         21,431         15,999         16,257
                                                             --------       --------       --------
                                                               31,928         25,908         22,820
   Australia:
     Unaffiliated customers                                    12,116         12,623          9,312
   Canada:
     Unaffiliated customers                                       645            581            842
   Eliminations-interarea transfers                           (18,484)       (17,305)       (14,034)
                                                             --------       --------       --------
                                                             $ 89,236       $ 70,405       $ 65,323
                                                             --------       --------       --------
Operating profit (loss):
   United States                                             $ (6,049)      $ (5,298)      $ (2,005)
   Germany                                                        837          1,500            201
Other European countries                                          585            521            101
   Australia                                                      754          1,373            545
   Canada                                                         331            143            200
   Eliminations                                                  (371)           (26)           111
                                                             --------       --------       --------
                                                             $ (3,913)      $ (1,787)      $   (847)
                                                             ========       ========       ========
Identifiable assets:
   United States                                             $ 48,838       $ 13,563       $ 14,828
   Germany                                                      4,145          5,163          2,951
   Other European countries                                    10,032          7,726          7,654
   Australia                                                    3,453          4,459          4,161
   Canada                                                       1,112          1,117          1,064
   Eliminations                                                (8,295)          (337)          (443)
                                                             --------       --------       --------
                                                             $ 59,285       $ 31,691       $ 30,215
                                                             ========       ========       ========
Liabilities of entities comprising the Company's
   foreign operations                                        $  5,663       $  6,636       $  5,662
                                                             ========       ========       ========

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  NOTE K--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for fiscal years ended November 1, 1996 and November 3, 1995. Each quarter contains thirteen weeks except for the fourth quarter of fiscal year 1995 which had fourteen weeks.

                                               Fiscal 1996 Quarters
                              -----------------------------------------------------
                                First         Second (a)   Third (a)      Fourth (a)
                              --------       ----------    --------       ---------
                                 (Dollars in thousands, except per share amounts)
Net sales                     $ 16,547       $ 25,944      $ 21,569       $ 25,176
Gross profit                  $  3,690       $  9,660      $  7,410       $  7,335

Net income (loss)             $ (3,747)      $    840      $   (678)      $ (1,406)

Income (loss) per share:
Net income (loss)             $  (1.06)      $   0.15      $  (0.12)      $  (0.24)


                                        Fiscal 1995 Quarters
                       -----------------------------------------------------
                         First         Second         Third          Fourth
                       --------       --------       --------       --------
                          (Dollars in thousands, except per share amounts)
Net sales              $ 16,000       $ 16,703       $ 16,666       $ 21,036
Gross profit           $  5,175       $  5,327       $  5,415       $  5,904

Net (loss)             $ (1,232)      $ (1,298)      $ (1,435)      $ (1,020)

(Loss) per share:
Net  (loss)            $  (0.37)      $  (0.39)      $  (0.43)      $  (0.31)

(a) Includes operations of Triple-I acquired under the purchase method of accounting on January 29, 1996.

Historically, the Company's results of operations have been adversely affected in the first fiscal quarter, as a result of reduced requirements for its services and technical personnel due to the holiday season.

NOTE L--EMPLOYEE BENEFITS

The Company has a savings plan which permits eligible employees to make contributions on a pretax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company does not match employees' contributions.

NOTE M--FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash investments and accounts receivable. At November 1, 1996, the Company's cash investments were primarily in investment grade, short-term instruments. Concentrations of credit risk with respect to the receivables are limited due to the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas.

The Company purchases foreign currency option contracts to hedge the adverse impact on its foreign currency receivables and sales when the dollar strengthens against the related foreign currencies. Foreign exchange (gains) losses in the accompanying statements of operations include (1) any gain on option contracts, which are recognized in income in the same period as losses on the hedged receivables and reduced dollar amount of sales and (2) the premium cost of option contracts, which is amortized over the contract period. At November 1, 1996, the Company had purchased options, all of which expire in the first quarter of fiscal 1997, at a cost of $81,000, to exchange various European currencies for U.S. dollars, in the aggregate notional amount of $5,500,000. There are no unrealized gains or losses on these contracts at such date. Counterparties to the currency option contracts are major banks. Credit loss from counterparty nonperformance is not anticipated.

The carrying amount of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and notes payable to banks approximated fair value as of November 1, 1996 and November 3, 1995, due to the relatively short maturity of these instruments.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE N--CHARGES FROM VOLT

In addition to rent expense, prior to the merger of Autologic into the Company, Volt allocated to Autologic a proportional share of corporate general and administrative expenses(on the basis of assets employed) and interest on amounts payable by Autologic to Volt on a non-compounding basis. Since to the merger, the rent has been significantly reduced (see Note O), general and administrative services are being substantially performed by the Company's internal staff and third-party providers and, due to the contribution by Volt to capital of the amounts owed Volt by Autologic, interest charged by Volt has ceased.

In addition to the above costs, Volt pays insurance premiums and incurs other costs on behalf of the Company. Such costs are reflected in the Company's results of operations.

During the fiscal year ended November 1, 1996, the Company incurred $27,000 in legal fees payable to Volt under a $3,000 per month retainer arrangement that provides the Company access to Volt's in-house legal staff.

As of November 1, 1996, the Company had a $771,000 payable to Volt due as a result of post-merger activity, including certain merger costs incurred by the Company and paid by Volt.

The Company sells equipment and service to Volt for resale and internal use. These sales to Volt, if for resale, are priced at approximately 80% of normal end-user prices and, if for internal use, at normal end-user prices.

The following is an analysis of the intercompany account with Volt.

                                                                       For the Fiscal Year Ended
                                                                November 1,    November 3,   October 28,
                                                                   1996           1995           1994
                                                                ----------     ----------    ----------
                                                                           (Dollars in thousands)
Balance payable at beginning                                     $ 88,109       $ 83,771       $ 78,091
   Charges from Volt:
   Rent                                                             1,022          1,702          1,702
   General and administrative                                         197            899            836
   Legal                                                               27           --             --
   Interest                                                           583          2,591          1,962
                                                                 --------       --------       --------
                                                                    1,829          5,192          4,500
                                                                 --------       --------       --------
Expenditures of Volt on behalf of Autologic or the Company:
   Insurance                                                          719          1,639          1,723
   Real estate taxes                                                   79             78             78
   Foreign currency option premiums, net of gains - Note M            256            107            217
   Other                                                              180            203            177
                                                                 --------       --------       --------
                                                                    1,234          2,027          2,195
                                                                 --------       --------       --------
Contribution to capital of amounts
   payable to Volt                                                (89,525)          --             --
Sales to Volt                                                        (758)          (798)          (664)
Cash transfers paid to Volt                                          (118)        (2,083)          (351)
                                                                 --------       --------       --------

Balance payable at end of year                                   $    771       $ 88,109       $ 83,771
                                                                 ========       ========       ========
Average balance payable during the year                          $ 11,883       $ 85,799       $ 81,350
                                                                 ========       ========       ========

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE O--OTHER RELATED PARTY TRANSACTIONS

Volt has agreed to provide the Company credit facilities of $2,250,000 at the prime rate in effect at The Chase Manhattan Bank (8.25% at November 1, 1996). There were no borrowings under the Agreement as of November 1, 1996.

Notes payable of $707,000 at November 3, 1995 were guaranteed by Volt. The weighted average interest rate of such borrowings at November 3, 1995 was 9.25%.

A new three-year lease, commencing on the effective date of the merger, was entered into between the Company, as lessee, and a wholly-owned subsidiary of Volt, as lessor, for space previously occupied by Autologic as its headquarters and manufacturing facility in Thousand Oaks, California. The lease provides for an initial monthly rental of $67,107 for a six-month period, subject to adjustment by the Board of Directors of the Company within seven months (which date has been extended) after the commencement date of the lease, as to the base rent, the term of the lease and the amount of space rented. The lease provides for further adjustment not earlier than two years after such date and from time-to-time thereafter. The lease also provides for the Company to pay all real estate taxes, insurance, utilities and repairs related to the facility.

NOTE P--SUBSEQUENT EVENTS

On January 2, 1997, the Digiflex division of the Company was sold to an unaffiliated third party. Digiflex offers a value-added network to link advertisers and newspapers through digital delivery of ads. Digiflex had a history of losses prior to the merger and lost approximately $691,000 during fiscal 1996. The sale will result in a net book value loss of approximately $150,000 in the first quarter of fiscal 1997.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III

The information called for by Part III (Items 10, 11, 12 and 13) of Form 10-K (except information as to the Company's executive officers, which information follows Item 4 in this Report), will be included in the Company's Proxy Statement which the Company intends to file within 120 days after the close of its fiscal year ended November 1, 1996, and is hereby incorporated by reference to such Proxy Statement.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FROM 8-K

14(a)(1).  Financial Statements

           The following consolidated financial statements are included in Item
           8:

                                                                                                Page
                                                                                                ----

           Consolidated Balance Sheets--November 1, 1996 and
              November 3, 1995                                                                   15
           Consolidated Statements of Operations--Years ended November 1, 1996,
              November 3, 1995 and October 28, 1994                                              16
           Consolidated Statements of Stockholders' Equity--Years ended
              November 1, 1996, November 3, 1995 and October 28, 1994 17
           Consolidated Statements of Cash Flows--Years ended November 1, 1996,
              November 3, 1995 and October 28, 1994                                              18

           Notes to Consolidated Financial Statements.                                           20

14(a)(2).  Financial Statement Schedules

           The following consolidated financial statement schedule is included in response to Item 14(d)

           Schedule II--Valuation and qualifying accounts
                                                                                                 S-1

           Other schedule (Nos I, III, IV and V) for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

14(a)(3)   Exhibits

Exhibit    Description
-------    -----------
 2.1     Agreement and Plan of Merger, dated as of October 5, 1995, as amended as of November 10, 1995 and December 7, 1995, among Volt Information
         Sciences, Inc., Autologic Information International, Inc. (formerly
         Autologic, Incorporated) and Information International, Inc.
         (Incorporated by reference to Appendix I to the Company's Consent
         Statement/Prospectus contained in Amendment No. 2 to the Company's
         Registration Statement on Form S-4, No. 333-99278.)

4.1 Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 8, 1995.
         (Incorporated by reference to Exhibit No. 4.1 in the initial filing of the Company's Registration Statement on Form S-4, No. 333-99278).

4.2 Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit No. 4.2 in the initial filing of the Company's Registration
         Statement on Form S-4, No. 333-99278).

10.1(a)+ Employment Agreement between the Company and Alden Edwards.
         (Incorporated by reference to Exhibit 10.1(a) to Amendment No. 1 to the Company's Registration Statement on Form S-4, No. 333-99278.)

10.1(b)+ Employment Agreement between the Company and Dennis Doolittle.
         (Incorporated by reference to Exhibit 10.1(b) to Amendment No. 1 to the Company's Registration Statement on Form S-4, No. 333-99278.)

10.2(a)+ Triple-I's 1976 Employee's Incentive Stock Option Plan, as extended, amended and assumed by the Company. (Incorporated by reference to Exhibit 10.2(a) to Amendment No. 1 to the Company's Registration
         Statement on Form S-4, No. 333-99278.)

10.2(b)+ Triple-I's 1985 Director's Stock Option Plan as assumed by the Company.
         (Incorporated by reference to Exhibit 10.2(b) to Amendment No. 1 to the Company's Registration Statement on Form S-4, No. 333-99278.)

10.2(c)+ The Company's 1995 Stock Option Plan. (Incorporated by reference to
         Exhibit 10.2(c) to Amendment No. 1 to the Company's Registration
         Statement on Form S-4, No. 333-99278.)

10.3 Lease between the Company and Volt Realty Two, Inc. (Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company's
         Registration Statement on Form S-4, No. 333-99278.)

10.4     Shareholders' Stock Voting Agreement among Volt Information Sciences,
         Inc., Charles Ying, Leroy Bell, John Kountz and Ralph Roth.
         (Incorporated by reference to Exhibit 10.4 in the initial filing of the Company's Registration Statement on Form S-4, No. 333-99278.)

10.5     Registration Rights Agreement between Volt Information Sciences, Inc.
         and the Company. (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company's Registration Statement on Form S-4,
         No. 333-99278.)

10.6     Registration Rights Agreement among Fidelity International Limited,
         FMR Corp., American and Fidelity Special Situations Trust and the
         Company. (Incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Company's Registration Statement on Form S-4, No. 333-99278.)

21.1*    Subsidiaries of the Company.

23.1*    Consent of Ernst & Young LLP.

27*      Financial Data Schedule

----------
*        Filed herewith
+        Management contract or compensation plan or arrangement

Exhibit Index

Exhibit    Description
-------    -----------
  2.1    Agreement and Plan of Merger, dated as of October 5, 1995, as amended as of November 10, 1995 and December 7, 1995, among Volt Information
         Sciences, Inc., Autologic Information International, Inc. (formerly
         Autologic, Incorporated) and Information International, Inc.
         (Incorporated by reference to Appendix I to the Company's Consent
         Statement/Prospectus contained in Amendment No. 2 to the Company's
         Registration Statement on Form S-4, No. 333-99278.)

  4.1 Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on November 8, 1995.
         (Incorporated by reference to Exhibit No. 4.1 in the initial filing of the Company's Registration Statement on Form S-4, No. 333-99278).

  4.2 Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit No. 4.2 in the initial filing of the Company's Registration
         Statement on Form S-4, No. 333-99278).

10.1(a)+ Employment Agreement between the Company and Alden Edwards.
         (Incorporated by reference to Exhibit 10.1(a) to Amendment No. 1 to the Company's Registration Statement on Form S-4, No. 333-99278.)

10.1(b)+ Employment Agreement between the Company and Dennis Doolittle.
         (Incorporated by reference to Exhibit 10.1(b) to Amendment No. 1 to the Company's Registration Statement on Form S-4, No. 333-99278.)

10.2(a)+ Triple-I's 1976 Employee's Incentive Stock Option Plan, as extended, amended and assumed by the Company. (Incorporated by reference to Exhibit 10.2(a) to Amendment No. 1 to the Company's Registration
         Statement on Form S-4, No. 333-99278.)

10.2(b)+ Triple-I's 1985 Director's Stock Option Plan as assumed by the Company.
         (Incorporated by reference to Exhibit 10.2(b) to Amendment No. 1 to the Company's Registration Statement on Form S-4, No. 333-99278.)

10.2(c)+ The Company's 1995 Stock Option Plan. (Incorporated by reference to
         Exhibit 10.2(c) to Amendment No. 1 to the Company's Registration
         Statement on Form S-4, No. 333-99278.)

10.3 Lease between the Company and Volt Realty Two, Inc. (Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company's
         Registration Statement on Form S-4, No. 333-99278.)

10.4     Shareholders' Stock Voting Agreement among Volt Information Sciences,
         Inc., Charles Ying, Leroy Bell, John Kountz and Ralph Roth.
         (Incorporated by reference to Exhibit 10.4 in the initial filing of the Company's Registration Statement on Form S-4, No. 333-99278.)

10.5     Registration Rights Agreement between Volt Information Sciences, Inc.
         and the Company. (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company's Registration Statement on Form S-4,
         No. 333-99278.)

10.6     Registration Rights Agreement among Fidelity International Limited, FMR
         Corp., American and Fidelity Special Situations Trust and the Company.
         (Incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Company's Registration Statement on Form S-4, No. 333-99278.)

21.1*    Subsidiaries of the Company.

23.1*    Consent of Ernst & Young LLP.

27*      Financial Data Schedule

----------
*        Filed herewith
+        Management contract or compensation plan or arrangement

14(b).   Reports on Form 8-K

The only Report on Form 8-K filed during the fourth quarter of the year ended November 1, 1996 was a report dated September 30, 1996 (date of earliest event reported), reporting Item 5. Other Events and exhibits under Item 7. Financial Statements and Exhibits.



                                   UNDERTAKING

The Company hereby undertakes to furnish to the Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries not filed herewith. Such instruments have not been filed since none are, nor are being, registered under Section 12 of the Securities Exchange Act of 1934 and the total amount of securities authorized under any such instruments does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AUTOLOGIC INFORMATION INTERNATIONAL, INC.

Dated:  Thousand Oaks, California
        January 24, 1997

                                       BY: /s/William Shaw
                                          --------------------------------
                                          William Shaw
                                          Chairman of the Board, Director and
                                          Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                             Title                                     Date
---------                             -----                                     ----
/s/William Shaw                       Chairman of the Board,                    January 24, 1997
---------------------------------     Director and Chief Executive Officer
William Shaw

/s/Dennis D. Doolittle                Vice Chairman of the Board,               January 24, 1997
---------------------------------     Director and Chief Operating Officer
Dennis D. Doolittle

/s/Alden L. Edwards                   President and Director                    January 24, 1997
---------------------------------
Alden L. Edwards

/s/Anthony F. Marrelli                Chief Financial Officer                   January 24, 1997
---------------------------------
Anthony F. Marrelli

/s/John S. Griffin                    Controller and Principal Accounting       January 24, 1997
---------------------------------     Officer
John S. Griffin

/s/James J. Groberg                   Director                                  January 24, 1997
---------------------------------
James J. Groberg

/s/Jerome Shaw                        Director                                  January 24, 1997
---------------------------------
Jerome Shaw

                                      Director
---------------------------------
Paul McGarrell

                                      Director
---------------------------------
Ralph S. Roth

                                      Director
---------------------------------
Leroy Bell

                                      Director
---------------------------------
Brian LeClair

AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

Column A                                      Column B                  Column C                     Column D          Column E
--------                                      ---------          ----------------------------        ---------         ---------
                                                                         Additions
                                              Balance at      Charged to          Charged to                            Balance
                                              Beginning       Costs and             Other                               at End
                                              of Period        Expenses            Accounts         Deductions         of Period
                                              ----------      -----------         ----------        ----------        -----------
Description Year ended November 1, 1996:
   Deducted from asset accounts:
    Allowance for uncollectible accounts      $  651,000      $1,096,000(1)      $  849,000(2)      $  375,000(3)      $2,221,000

Year ended November 3, 1995:
   Deduction from asset accounts:
    Allowance for uncollectible accounts      $1,008,000      $  184,000(1)                         $  541,000(3)      $  651,000

Year ended October 28, 1994:
   Deduction from asset accounts:
    Allowance for uncollectible accounts      $1,266,000      $   20,000(1)                         $  278,000(3)      $1,008,000



(1) Includes a foreign currency translation gain of $4,000 (1996) and a loss of $5,000 (1995) and $58,000 (1994).

(2) Pertains to the opening balance of Triple-I acquired on January 29, 1996.

(3)      Write-off of uncollectible accounts, net of recoveries.