Form 10-K/A
period 1996-11-01
AUTOLOGIC INFORMATION INTERNATIONAL INC
filed 1997-03-03
CIK 1003477

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A1

(Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
      Act of 1934 (No Fee Required) For the fiscal year ended November 1, 1996
         Or
[___] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 (No Fee Required) For the transition period from ________________________ to _______________________

Commission File No. 0-3223

                    AUTOLOGIC INFORMATION INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                       13-3855697
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

1050 Rancho Conejo Boulevard, Thousand Oaks, CA                91320
------------------------------------------------              -------
        (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:     (805) 498-9611

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock ($0.01 par value)
                         ------------------------------
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the Registrant as of January 17, 1997 (based on the closing price on The Nasdaq Stock Market's National Market on that date) was approximately $12,000,000 (based on the number of shares outstanding on that date exclusive of all shares held beneficially by Registrant's 59% shareholder and executive officers, directors and their spouses, without conceding that all such persons are "affiliates" of the Registrant).

The number of shares of common stock outstanding as of January 17, 1997 was 5,783,370.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Company's common stock is quoted on The Nasdaq Stock Market's National Market (NASDAQ Symbol--AIII). The following table sets forth the high and low bid prices of the Company's common stock for the Company's two fiscal years ended November 1, 1996 and November 3, 1995 (periods prior to the second quarter of fiscal 1996 reflect market prices of Triple-I on a "stand alone" basis), as reported by Nasdaq, and reflects interdealer prices, without retail mark-up, mark-down or commission:





                                                  Fiscal                            Fiscal
Fiscal Period                                      1996                              1995
                                        -----------------------------        -------------------
                                             High             Low             High             Low
                                             ----             ---             ----             ---
First Quarter                             $  12           $  9              $  9           $  7 3/4
Second Quarter                               12              7 3/4             8 1/4          7 1/4
Third Quarter                                 8 1/2          7 1/2            11 1/4          7 1/2
Fourth Quarter                                8 1/2          5 1/2            11              9 1/4


Fiscal quarters end on the Friday nearest January 31, April 30, July 31 and October 31.

The approximate number of record holders of the Company's common stock at January 17, 1997 was 752.

No dividends have been declared by AII or Triple-I during the fiscal years presented.

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

Pursuant to the Merger Agreement, on January 29, 1996, the Company issued 3,333,000 shares of common stock to Volt in consideration for the merger of Autologic into the Company and the transfer of Volt's foreign subsidiaries engaged in Autologic operations to the Company. On January 29, 1996, the Company issued 4,000 shares of common stock to Volt pursuant to the anti-dilution provisions of the Merger Agreement as a result of the exercise by employees of Triple-I of options granted prior to the Merger, which options were assumed by the Company. The shares were issued to Volt pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, afforded by
Section 4(2) of such Act.

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

WILLIAM SHAW, 72, has been Chairman of the Board of Directors and Chief Executive Officer of the Company since September 1995, and has served as a director of the Company since November 1995. Mr. Shaw is a founder of Volt, serving as its President and Chairman of the Board for more than the past five years, and has been employed in executive capacities by Volt and its predecessors for over forty years. He has served as a director of Volt since its formation in 1957.

DENNIS D. DOOLITTLE, 52, has been Vice Chairman of the Board of Directors and Chief Operating Officer of the Company since January 1996, and has served as a director of the Company since November 1995. Mr. Doolittle served as President of Autologic from 1990 until the Merger. Prior thereto, he served as Senior Vice President-Engineering (from 1989 to 1990) and Vice President-Engineering (from 1986 to 1989) of Autologic.

ANTHONY F. MARRELLI, 49, joined the Company in November 1996 and was elected Vice President and Chief Financial Officer in January 1997. Prior to joining the Company, Mr. Marrelli served as Chief Financial Officer for Knight Equipment, Inc. (a manufacturer of detergent dispensing equipment) from July 1995 to November 1996. From August 1992 until June 1995, Mr. Marrelli was Corporate Controller for M.C. Gill Corporation (a manufacturer of composite panels for commercial airlines) and prior thereto was Vice President and Corporate Controller for Sunclipse, Inc. (a paper goods manufacturer and distributor) from February 1985 until July 1992. Mr. Marrelli is a Certified Public Accountant in the State of California.

JAMES J. GROBERG, 68, has been a director of the Company since September 1995. He has been a Senior Vice President and the Chief Financial Officer of Volt for more than the past five years and has been employed in executive capacities by Volt since 1985 and from 1973 to 1981.

PAUL H. MCGARRELL, 68, has served as a director of the Company since January 1996. Mr. McGarrell served as President of Autologic from 1987 to 1990, when he retired. From 1990 until November 1995, Mr. McGarrell acted as a consultant to Autologic while serving as Chairman.

RALPH S. ROTH, 70, has been a director of the Company since January 1996. He was a director of Triple-I from 1990 until the Merger. Since 1989, when he retired, Mr. Roth has occasionally provided consulting services to various companies, including the Company.

JEROME SHAW, 70, has been a director of the Company since January 1996. He is a founder of Volt, serving as its Executive Vice President and Secretary for more than the past five years, and has been employed in executive capacities by Volt and its predecessors since 1950. He has served as a director of Volt since its formation in 1957.

LEROY BELL, 62, has been a director of the Company since August 1996. Mr. Bell was a director of Triple-I from 1990 until the Merger and was Vice President of Customer Support for Triple-I from 1979 until his retirement in 1994. Mr. Bell has also been President of B & B Vending Machines, Inc. (a vending machine service company) since July 1995.

ALDEN L. EDWARDS, 54, has been a director of the Company since January 1996. He served as President of the Company from January 1996 until February 28, 1997 (when he resigned) and of Triple-I from May 1995 until the Merger, after joining Triple-I as a Senior Vice President and a consultant in January 1995. Prior to joining Triple-I, Mr. Edwards owned and operated A.E. Consulting, a consulting firm. From 1986 to 1991, when he retired, he was the President and Chief Executive Officer of System Integrators, Inc., a developer of editorial and classified advertising systems, also serving as its Chairman from 1989 and Vice President of Sales and Marketing from 1982 to 1986.

BRIAN LECLAIR, 48, has been a director of the Company since December 1996. Mr. LeClair has been a practicing attorney for nearly twenty-five years. Since January 1996, he has been a partner in the Boston law firm of Mahoney, Hawkes & Goldings and for more than ten years prior thereto, he was a partner with the Boston law firm of Fordham & Starrett, which merged into Mahoney, Hawkes & Goldings in January 1996. Those firms represented Triple-I for a number of years prior to the Merger in connection with corporate, securities and transactional matters, as well as business disputes.

William Shaw and Jerome Shaw are brothers. There are no other family relationships among the directors or executive officers of the Company.

Directors hold office until the next annual meeting of stockholders and until their respective successors are elected and qualified, or until earlier resignation or removal. Officers are elected annually by, and serve at the pleasure of, the Board of Directors. Dennis Doolittle is a party to an Employment Agreement with the Company. See "Employment and Termination Agreements" in Item 11. Executive Compensation.

VOTING AGREEMENT

Charles Ying, Leroy Bell, John Kountz and Ralph Roth, who were stockholders of Triple-I at the time of the Merger, and Volt are parties to a Shareholders' Stock Voting Agreement (the "Voting Agreement") that provides that, during the first two years following the Merger, Volt and the other parties to the Voting Agreement will vote their shares of the Company's common stock to elect Messrs. Ying, Kountz, Roth and Edwards (or, if any ceases to be a director, a replacement director selected by Mr. Ying or his successor under the Voting Agreement) and Messrs. William Shaw, Jerome Shaw, Groberg and Doolittle (or, if any ceases to be a director, a replacement director selected by Mr. William Shaw or his successor under the Voting Agreement). In addition, the parties to the Voting Agreement are to elect a ninth director who is to be selected by Mr. William Shaw or his successor after consultation with (but not subject to the approval of) Mr. Ying or his successor. Paul McGarrell, who at one time was President of Autologic and was a consultant to Autologic at the time of the Merger, was designated as the ninth director. Leroy Bell has replaced Mr. Ying (who resigned) as a director and Brian LeClair has replaced Mr. Kountz (who died) as a director of the Company. After expiration of the Voting Agreement, Volt, as the holder of a majority of the Company's common stock, will be able to elect all of the directors of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who beneficially own more than 10% of the Company's common stock to file initial reports of ownership, and reports of changes of ownership, of the Company's equity securities with the Securities and Exchange Commission and furnish copies of those reports to the Company. Based solely on a review of reports received by the Company or written representations that no reports were required, the Company believes that all reports required to be filed by such persons with respect to the Company's fiscal year ended November 1, 1996 were timely made.

ITEM 11 -- EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning compensation for services rendered in all capacities to the Company and its subsidiaries (including for Autologic and Triple-I prior to the Merger for services rendered to those companies and their subsidiaries) during the fiscal years ended November 1, 1996, November 3, 1995 and October 28, 1994 by the Company's Chief Executive Officer and each of the other executive officers of the Company at November 1, 1996 who received cash compensation in excess of $100,000 during the year ended November 1, 1996:

                                                                                        Long-Term
                                                                                        Compensation
                                                                                        Securities
                                                                                        Underlying           All other
Principal Position                  Year             Salary (1)              Bonus      Options (#)       Compensation
------------------                  ----             ----------              -----      -----------       ------------
William Shaw,                       1996                     --                --            9,000                --
  Chairman of the Board and         1995                     --                --               --                --
  Chief Executive Officer(2)        1994                     --                --               --                --

Dennis D. Doolittle,                1996             $  192,783                --           10,000                --
  Vice Chairman of the Board        1995                145,018        $    5,000               --            $1,404(3)
  and Chief Operating Officer       1994                145,018             5,000               --               651(3)

Alden L. Edwards,                   1996             $  153,081            20,111           10,000                --
  President(4)                      1995                 83,337           125,343           50,000                --
                                    1994                     --                --               --                --


(1) Includes amounts deferred under Section 401(k) of the Internal Revenue Code of 1986, as amended.

(2) Except for the options granted by the Company, all of Mr. Shaw's compensation has been paid by Volt for services rendered in all capacities to Volt, which has a number of subsidiaries including the Company (and, prior to the Merger, Autologic). It is not feasible to allocate any portion of Mr. Shaw's cash compensation to the Company and none is borne by the Company.

(3) Represents contributions by Volt (including an allocable share of terminated employees unvested contributions) under Volt's Employee Stock Ownership Plan prior to the Merger for Mr. Doolittle with respect to services rendered to Autologic. Allocations for fiscal 1996 prior the to the Merger have not been made to date.

(4) Mr. Edwards, who resigned on February 28, 1997, joined Triple-I as Senior Vice President and a consultant in January 1995. The amount included as salary for Mr. Edwards in Fiscal 1995 represents consulting fees. Amounts reflected as bonuses represent commissions based on sales. Options granted to Mr. Edwards in fiscal 1995 were granted by Triple-I to purchase common stock of Triple-I, were assumed by the Company under the Merger Agreement and now represent options to purchase the same number of shares of the Company's common stock.

OPTION GRANTS IN LAST FISCAL YEAR

The following table contains information concerning options granted during the year ended November 1, 1996 by the Company to the executive officers named in the Summary Compensation Table:

------------------------------------------------------------------------------------------------------------------------
                                                  Individual Options
------------------------------------------------------------------------------------------------------------------------
                                                                                            Potential Realizable
                                                                                                Value at Assumed
                                                                                                Annual Rates of
                      Number of        Percent of                                                  Stock Price
                      Shares           Total Options                                            Appreciation for
                      Underlying       Granted to        Exercise                                Option Term (2)
                      Options          Employees in      Price            Expiration        -------------------------
Name                  Granted(1)       Fiscal Year       Per Share        Date                5%               10%
----                  ----------       -----------       ---------        ----                --               ---
William Shaw              9,000               6.7%        $ 13.20           01/29/01        $  19,038        $   53,135

Dennis D. Doolittle      10,000               7.4%        $ 12.00           01/29/06        $  75,467        $  191,249

Alden L. Edwards         10,000               7.4%        $ 12.00           01/29/06        $  75,467        $  191,249

(1) Each option was granted at an exercise price equal to 100% (110% in the case of Mr. Shaw) of the market value of the shares on the date of grant and is exercisable at any time during its ten-year term (a five-year term in the case of Mr. Shaw) commencing one year after the date of grant, subject to earlier termination at specified times following termination of employment, death or disability.

(2) These are hypothetical values using assumed compound growth rates prescribed by the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, in the market price of the Company's common stock.

AGGREGATED YEAR-END OPTION VALUES

None of the executive officers of the Company named in the Summary Compensation Table exercised stock options to purchase shares of the Company's common stock during fiscal 1996. The following table sets forth certain information as at November 1, 1996 concerning the shares subject to unexercised options to purchase common stock of the Company (including, in the case of Mr. Edwards, an option to purchase shares of Triple-I common stock granted by Triple-I for services rendered to Triple-I prior to the Merger, which option was assumed by the Company pursuant to the Merger Agreement) held by the executive officers named in the Summary Compensation Table:


                                Number of Shares              Value of
                                   Underlying                Unexercised
                                   Unexercised               In-the-Money
                                     Options                   Options
                                    at Fiscal                 at Fiscal
                                    Year-End                  Year-End
                                  (Exercisable/              (Exercisable/
Name                             Unexerciseable)            Unexercisable)
----                             ---------------            --------------
William Shaw                            0/ 9,000                $0/0
Dennis D. Doolittle                     0/10,000                $0/0
Alden L. Edwards                   50,000/10,000                $0/0

STANDARD COMPENSATION OF DIRECTORS

Each director who is not an employee of either the Company or Volt (Messrs. Leroy Bell, Brian LeClair, Paul H. McGarrell and Ralph S. Roth) receives a director's fee at an annual rate of $15,000 plus $1,000 for each meeting of the Board of Directors attended other than telephonically. Such directors are also reimbursed by the Company for their reasonable out of pocket expenses incurred in attending meetings and performing services on behalf of the Company.

On January 30, 1996, Messrs. William Shaw, Jerome Shaw and James J. Groberg, executive officers and key employees of Volt, were granted options to purchase 9,000, 9,000 and 5,000 shares, respectively, of the Company's common stock under the Company's 1995 Employee's Incentive Stock Option Plan, which permits the grant of options to key employees of the Company, its subsidiaries and parents (including Volt). The exercise prices of the options granted to William Shaw and Jerome Shaw are $13.20 per share, 110% of the market value of the Company's common stock on the date of grant, and the exercise price of the option granted to Mr. Groberg is $12.00 per share, 100% of the market value of the Company's common stock on that date. Each option is exercisable at any time during its five year term (ten years in the case of Mr. Groberg), commencing one year after the date of grant, subject to earlier termination at specified times following termination of employment, death or disability.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

To date, all decisions regarding the cash compensation payable by the Company to executive officers of the Company have been made by the Compensation Committee of the Board of Directors, which consists of all members of the Board other than Messrs. Doolittle and Edwards. None of the directors serving on the Compensation Committee receive cash compensation from the Company. To date, all decisions regarding the granting of stock options by the Company have been made by the Stock Option Committee of the Board of Directors, which consists of Messrs. McGarrell, LeClair (who replaced John Kountz on the Committee following Mr. Kountz's death) and Roth, non-employee directors of the Company. None of the directors serving on the Stock Option Committee has been granted options to purchase common stock of the Company or Volt. Mr. LeClair is a partner in the law firm of Mahoney, Hawkes & Goldings, which firm (and its predecessor) was retained by the Company during the year ended November 1, 1996 to perform legal services.

EMPLOYMENT AND TERMINATION AGREEMENTS

The Company was also a party to an Employment Agreement dated as of December 26, 1996 with Dennis D. Doolittle which provides for an indefinite term of employment subject to termination on three months' notice by either party and an annual salary of $190,000, plus a bonus in the discretion of the Company's Board of Directors.

The Company is also a party to an Employment Agreement dated as of January 4, 1996 with Alden L. Edwards which provided for a two-year term of employment from the date of the Merger (subject to possible extension and earlier termination) at an annual salary of $200,000, plus a bonus in the discretion of the Company's Board of Directors. Mr. Edwards, resigned as President of the Company on February 28, 1997, and he will receive six month's severance pay.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

The following table sets forth information, as of February 28, 1997 (except as noted below), with respect to the beneficial ownership of the Company's common stock, its only class of voting or equity securities, by (a) each person who is known to the Company to own beneficially more than five percent of the Company's outstanding shares of common stock, (b) each of the directors of the Company,
(c) each of the executive officers named in the Summary Compensation Table in
Item 11, above, and (d) executive officers and directors as a group:

                                            Amount and Nature              Percent
Name of                                     of Beneficial                  Of
Beneficial Owner                            Ownership(1)                   Class(2)
----------------                            ------------                   --------
Volt Information Sciences, Inc.(3)         3,399,500(3)                       58.7%

Fidelity International Ltd.                  372,057(4)                        6.4%

FMR Corp.                                    189,671(4)                        3.3%

Fidelity American Special
  Situations Trust                            50,048(4)                           *

Leroy Bell                                        --                             --
Dennis D. Doolittle                           12,500(5)                           *
Alden L. Edwards                              62,000(5)                        1.1%
James J. Groberg                               5,000(5)(6)                        *
Brian LeClair                                     --                             --
Paul H. McGarrell                                 --                             --
Ralph S. Roth                                  9,000(5)                           *
Jerome Shaw                                    9,000(5)(6)                        *
William Shaw                                   9,000(5)(6)                        *

All Executive Officers and
  Directors as a group (10 persons)          106,500(5)(6)                     1.8%

(1) Except as noted, the named beneficial owners have sole voting and dispositive power with respect to their respective beneficially owned shares.

(2) Asterisk indicates less than 1%. Shares reflected as owned by a person but which are issuable are considered outstanding only for the purpose of computing the percentage of outstanding common stock which would be owned by the person to whom such shares are issuable, but (except for the calculation of beneficial ownership by all executive officers and directors as a group) are not considered outstanding for the purpose of computing the percentage of outstanding common stock owned by any other person.

(3) Owned of record by NUCO I, Ltd., a wholly-owned subsidiary of Volt. The address of NUCO I, Ltd. and Volt is 1221 Avenue of the Americas, New York, New York 10020. Includes 4,000 shares issuable pursuant to the Merger Agreement by virtue of the exercise of options which had been granted by Triple-I prior to the Merger. See Item 13, below.

(4) The Company has been advised that these shares (which represent an aggregate of 10.6% of the Company's outstanding common stock) are owned by the following for their respective own accounts: (i) 372,057 shares by Fidelity International Limited ("FIL"), whose address is Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda; (ii) 189,671 shares by FMR Corp. ("FMR"), whose address is 82 Devonshire Street, Boston, Massachusetts 02109; and (iii) 50,048 shares by Fidelity American Special Situations Trust ("FASST"), whose address is Pembroke Hall,
         42 Crow Lane, Hamilton, Bermuda. The Company has also been advised that a subsidiary of FIL and a subsidiary of FMR are the advisor and sub-advisor, respectively, of FASST; that FIL and FMR own beneficially, for purposes of Section 13(d) of the Securities
         Exchange Act of 1934, the shares owned by FASST; and that, while there is significant common ownership of the voting stock of FIL and FMR and some common directors, FIL and FMR is each of the view that it is not acting together with the other as a "group" regarding the shares beneficially owned by it and it is not required to include in the number of shares it beneficially owns for purposes of Section 13(d) of the Securities Exchange Act of 1934 the shares beneficially owned by the other.

(5) Includes shares issuable upon the exercise of options granted by the Company or Triple I (and assumed by the Company), each of which is exercisable in full, as follows: Dennis D. Doolittle, 10,000; Alden L. Edwards, 60,000; James J. Groberg, 5,000; Ralph S. Roth, 8,000; Jerome Shaw, 9,000; William Shaw, 9,000; and all executive officers and directors as a group, 101,000.

(6) Excludes the shares owned by Volt. Messrs. William Shaw, Jerome Shaw and James J. Groberg are executive officers and directors of Volt and Messrs. William Shaw and Jerome Shaw are principal stockholders of Volt.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On October 5, 1995, an Agreement and Plan of Merger was entered into among Volt, Autologic and Triple-I (the "Merger Agreement") pursuant to which Volt, which owned all of the outstanding stock of Autologic, agreed, among other things, to merge Autologic into, and transfer the stock of Volt's foreign affiliates which were engaged in Autologic's operations to, the Company in exchange for 3,333,000 shares of the Company's common stock. In addition, 58,500 shares of Triple-I common stock owned by Volt were, like all other outstanding shares of Triple-I common stock, each converted into one share of common stock of the Company. As a result of the foregoing, Volt acquired 58% of the Company's common stock that was outstanding immediately following the Merger. Volt's stock ownership in the Company is through Volt's wholly-owned subsidiary, NUCO I, Ltd. As of the date the letter of intent related to the Merger was entered into, Triple-I had outstanding options, granted pursuant to employees' and directors' stock option plans, to acquire 594,000 shares of Triple-I common stock. The Merger Agreement provides that, to the extent that shares were issued by Triple-I upon exercise of such options prior to the Merger or are issued by the Company (which assumed Triple-I's obligation to issue shares to optionholders) upon exercise of such options subsequent thereto, Volt is to receive 100 additional shares of common stock of the Company for every 590 shares of Company common stock issued with respect to the exercise of such options. To date, the Company has issued 4,000 shares of common stock and is obligated to issue 4,000 additional shares of common stock to Volt as a result of the exercise of such Triple-I options.

Pursuant to the Merger Agreement, Triple-I, a publicly-held company, was, pursuant to a vote of Triple-I's stockholders, also merged into the Company with each of the 2,405,620 outstanding shares of common stock of Triple-I being exchanged for one share of common stock of the Company. Pursuant to the Merger Agreement, the Fidelity Entities (see Item 12), as the owners of 658,276 shares of common stock of Triple-I, and Volt, as the owner of 58,500 shares of common stock of Triple-I, received (as did all other Triple-I stockholders) in the Merger a number of shares of common stock of the Company equal to the number of shares of Triple-I owned by them in exchange for their shares of common stock of Triple-I. Exclusive of the shares received by Volt, Triple-I's stockholders (including the Fidelity Entities) received 42% of the Company's common stock outstanding immediately following the Merger.

Immediately prior to the Merger, Autologic was indebted to Volt in an amount equal to approximately $89,525,000 for loans made to Autologic (substantially all of which loans were made prior to 1987), accrued interest thereon (which for the three months in fiscal 1996 prior to the Merger aggregated approximately $583,000) and Autologic's proportional (on the basis of assets employed) share of corporate general and administrative expenses (which aggregated $19,000 for the three month period in fiscal 1996 preceding the Merger). As part of the Merger, Volt contributed such amounts to the Company's capital.

Under the Merger Agreement, Volt agreed to provide the Company with credit facilities of $2,250,000 until January 28, 1998 in such manner as Volt may determine in its sole discretion, with such credit to be extended at the prime rate in effect from time to time at The Chase Manhattan Bank. Pursuant to this arrangement, on January 30, 1997, the Company borrowed $600,000 from Volt, all of which has been repaid. Interest (which was at the rate of 8.25% per annum) aggregated $2,034.

As part of the Merger, the Company entered into a three-year lease with Volt Realty Two, Inc., a wholly-owned subsidiary of Volt (the "Landlord"), pursuant to which the Company has been leasing approximately 134,000 square feet of space in Thousand Oaks, California, formerly occupied by Autologic, at a rental which was initially $6.00 per square foot per year, a rental based upon prevailing rentals charged in the area at the time the Merger Agreement was entered into. During the period from the date of the Merger through November 1, 1996, the Company paid rent to the Landlord aggregating $604,000. Pursuant to the terms of the lease, as amended in December 1996, the Company's Board of Directors established a new rental rate based on prevailing rates in the general area, which resulted in a slight decrease in rent. During the remaining term of the lease, the Company's Board of Directors may again, unilaterally, but in good faith and utilizing certain reasonableness standards, redetermine whether there should be a further increase or decrease in the base rent and/or increase (if the space is then available) or decrease the amount of rented space. The Company is also obligated to pay all real estate taxes, insurance, utilities and repairs related to the facility. For the three months during the fiscal year prior to the Merger, rent charged to Autologic by the Landlord was $418,000.

Since the Merger, substantially all general and administrative services previously rendered by Volt to Autologic have been performed by the Company's internal staff and third party providers, except that, in fiscal 1996 the Company incurred $27,000 in legal fees to Volt subsequent to the Merger under a $3,000 a month retainer arrangement that provides the Company access to Volt's in-house legal staff.

Both the Company and Autologic also have sold equipment and services to Volt for resale and internal use, which, if for resale, are priced at approximately 80% of normal end-user prices and, if for internal use, are priced at normal end-user prices. These sales aggregated approximately $758,000 during the year ended November 1, 1996. During fiscal 1996, Volt advanced on behalf of the Company certain insurance premiums (approximately $719,000) and other operating costs, such as real estate taxes and premiums for foreign currency options and certain Merger costs (an aggregate of approximately $515,000), for which Volt is to be reimbursed by the Company at Volt's cost.

As a result of the foregoing, the Company was indebted to Volt in the net amount of $771,000 at November 1, 1996. The amount of such net advances had been reduced to $618,000 at January 31, 1997. No interest is being charged by Volt on this indebtedness.

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

21.1*     Subsidiaries of the Company.

23.1**    Consent of Ernst & Young LLP.

27*       Financial Data Schedule

----------------------
*         Filed with the initial filing of this report.
**        Filed herewith
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

21.1*     Subsidiaries of the Company.

23.1**    Consent of Ernst & Young LLP.

27*       Financial Data Schedule

----------------------
*         Filed with the initial filing of this Report.
**        Filed herewith
+         Management contract or compensation plan or arrangement

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

                                     AUTOLOGIC INFORMATION INTERNATIONAL, INC.

Dated:  Thousand Oaks, California
        February 28, 1997

                                     BY: /s/ Dennis D. Doolittle
                                        ---------------------------------------
                                             Dennis D. Doolittle
                                             Vice Chairman of the Board,
                                             Director and Chief Operating
                                             Officer