Form 10-Q
period 1997-01-31
AUTOLOGIC INFORMATION INTERNATIONAL INC
filed 1997-03-17
CIK 1003477

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[_X_] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee Required)

For the quarter ended January 31, 1997

         OR

[___ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from ________________________ to _______________________

Commission File No. 0-3223

                   AUTOLOGIC INFORMATION INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                                             13-3855697
----------------------------------                                           --------------------
(State or other jurisdiction of                                               (I.R.S. Employer
incorporation or organization)                                               Identification No.)

1050 Rancho Conejo Boulevard, Thousand Oaks, CA                                     91320
------------------------------------------------                               --------------
        (Address of principal executive offices)                                  (Zip Code)

Registrant's telephone number, including area code:                             (805) 498-9611


                                 Not Applicable
  --------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                               ---     ---

The number of shares of common stock outstanding as of March 7, 1997 was 5,783,370.

                         PART I - FINANCIAL INFORMATION

                         ITEM 1 -- FINANCIAL STATEMENTS


           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                          January 31,       November 1,
                                                                              1997               1996
                                                                          -----------       -----------
                                                                            (Dollars in thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                               $  3,976            $  6,133
  Accounts receivable less allowance for doubtful
    accounts of $2,422 (1997) and $2,221 (1996)                             19,275              21,761
  Inventories--Notes C                                                      10,552              12,301
  Deferred income tax benefit--Notes B and D                                 5,797               5,797
  Prepaid expenses and other assets                                            889               1,093
                                                                          ---------           ----------
         Total current assets                                               40,489              47,085

PROPERTY AND EQUIPMENT, at cost net of
  accumulated depreciation and amortization
  of $5,282 (1997) and $5,084 (1996)                                         5,702               6,212

DEFERRED INCOME TAX BENEFIT--Notes B and D                                   3,554               3,554

EXCESS OF PURCHASE PRICE OVER NET ASSETS
  ACQUIRED, net of amortization of $275--Note B                              2,202               2,340

OTHER ASSETS                                                                    85                  94
                                                                          ---------           ----------
                                                                          $ 52,032            $ 59,285
                                                                          =========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                                           $    600            $     --
  Accounts payable                                                           4,517              10,311
  Payable to Volt--Note F                                                      266                 771
  Accrued expenses                                                           4,084               5,282
  Accrued restructuring costs                                                2,197               2,334
  Customer advances                                                          4,211               3,402
  Income taxes payable--Note D                                                 919               1,174
                                                                          ---------           ----------
         Total current liabilities                                          16,794              23,274

STOCKHOLDERS' EQUITY (DEFICIENCY)--Notes B, E and I
  Preferred stock, par value $0.01
   Authorized-1,000,000 shares; issued - none                                   --                  --
  Common stock, par value $0.01
   Authorized - 12,000,000 shares; issued and
         outstanding 5,783,370 shares (1997) and
         5,793,870 shares (1996)                                                58                  58
  Paid-in capital                                                          112,620             112,665
  Accumulated deficit                                                      (77,440)            (76,712)
                                                                          ---------           ---------
                                                                            35,238              36,011

                                                                          $ 52,032            $ 59,285
                                                                          =========           =========

                            See accompanying notes.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                             For the Three Months Ended
                                                             --------------------------
                                                            January 31,      February 2,
                                                                 1997            1996
                                                                 ----            ----
                                                           (Dollars in thousands, except
                                                            per share and share amounts)
REVENUES
  Systems and equipment                                   $   11,245         $   11,873
  Customer service and support                                 6,850              4,674
                                                          ----------         ----------
                                                              18,095             16,547
                                                          ----------         ----------

OPERATING COSTS AND EXPENSES
  Cost of systems and equipment                                6,601              8,537
  Cost of customer service and support                         4,840              4,320
  Operating expenses                                           7,076              5,303
  Restructuring charge                                                              700
  Charges from Volt--Note F
    Rent                                                         201                419
    General and administrative                                     9                197
                                                          ----------         ----------
                                                              18,727             19,476
                                                          ----------         ----------
OPERATING LOSS                                                  (632)            (2,929)

OTHER INCOME (EXPENSE)
  Interest income                                                 31                 36
  Interest expense charged by Volt--Note F                         -               (583)
                                                                   -
  Foreign exchange gain (loss)                                   261               (182)
  Other, net                                                    (127)              (237)
                                                          ----------         ----------
                                                                 165               (966)
                                                          ----------         ----------

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                                             (467)            (3,895)

INCOME TAX PROVISION (BENEFIT)--Note D                            58               (148)
                                                          ----------         ----------

LOSS FROM CONTINUING OPERATIONS                                 (525)            (3,747)

LOSS FROM DISCONTINUED OPERATIONS-Note H                       (203)                --
                                                          ----------         -----------

NET LOSS                                                        (728)            (3,747)
                                                          ===========
NET LOSS PER SHARE
    CONTINUING OPERATIONS                                 $    (0.09)        $    (1.06)
                                                          ===========        ===========

NET LOSS PER SHARE
    DISCONTINUED OPERATIONS                               $    (0.04)        $       --
                                                          ===========        ==========

NET LOSS PER SHARE--Note I                                $    (0.13)        $    (1.06)
                                                          -----------        ----------


Average number of shares outstanding                       5,790,370          3,531,913
                                                           =========          =========

                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                   Common Stock
                                                   $0.01 Par Value
                                        ------------------------------      Paid-In          Accumulated
                                           Shares            Amount         Capital            Deficit
                                         ----------         --------       ---------         ------------
                                                                     (Dollars in thousands)

Balance at November 1, 1996              5,793,870       $       58       $  112,665       $  (76,712)

Retirement of stock in connection
  with Digiflex sale                       (10,500)                              (45)

  Net loss for the three months                                  --               --             (728)
                                        -----------      -----------      -----------      -----------

Balance at January 31, 1997              5,783,370       $       58       $  112,620       $  (77,440)
                                        ===========      ===========      ===========      ===========





                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                              For the Three Months Ended
                                                              --------------------------
                                                              January 31,      February 2,
                                                                 1997            1996
                                                                 ----            ----
                                                                 (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $        (728)   $      (3,747)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Loss on sale of discontinued operations                        75               --
      Loss from discontinued operations                             128               --
      Depreciation and amortization                                 744              382
      Provision for doubtful accounts                               503              123
      Gains on foreign currency translation                        (198)            (152)
      Loss on dispositions of property and equipment                  5                4
      Deferred income tax benefit                                    --             (182)
      Changes in operating assets and liabilities:
         Decrease in accounts receivable                          1,556              407
         Decrease in inventories                                  1,749              464
         (Increase) decrease in prepaid expenses
           and other assets                                         213           (1,143)
         Increase (decrease) in accounts payable                 (5,671)           3,458
         Increase (decrease) in accrued expenses                 (1,319)             661
         Increase in customer advances                              910            1,081
         Decrease in income taxes payable                          (255)            (171)
         Decrease in payable to Volt                               (505)              --
                                                          --------------   --------------

NET CASH (APPLIED TO) PROVIDED BY
  OPERATING ACTIVITIES                                    $      (2,793)   $       1,185
                                                          --------------   --------------



                             Continued on next page

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)

                                                               Year the Three Months Ended
                                                               ---------------------------
                                                             January 31,           February 2,
                                                                1997                  1996
                                                             -----------           -----------
                                                                  (Dollars in thousands)
CASH FLOWS FROM INVESTING ACTIVITIES
    Cash of acquired company (Triple-I)                          $   --               $8,764
    Purchases of property and equipment                            (349)                (142)
                                                                 ------               ------

NET CASH PROVIDED BY (APPLIED
  TO) INVESTING ACTIVITIES                                         (349)               8,622
                                                                 ------               ------

CASH FLOWS FROM FINANCING
  ACTIVITIES
      Increase (decrease) in notes payable                          600                 (737)
                                                                 ------               ------

NET CASH PROVIDED BY (APPLIED
  TO) FINANCING ACTIVITIES                                          600                 (737)
                                                                 ------               ------

  Effect of exchange rate changes on cash                           385                  339


NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                           (2,157)               9,409

Cash and cash equivalents, beginning of period                    6,133                2,542
                                                                 ------               ------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                 $3,976              $11,951
                                                                 ------              -------

SUPPLEMENTAL CASH TRANSACTIONS
   Cash paid during the period:
    Interest expense                                                  1                    5
    Income tax                                                      225                  163





                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at January 31, 1997 and results of operations and cash flows for the quarters ended January 31, 1997 and February 2, 1996. Operating results for the three months ended January 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1997.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended November 1, 1996. The accounting policies used in preparing these financial statements are the same as those described in the Company's Annual Report. The Company's fiscal year ends on the Friday nearest October 31.

NOTE B--FORMATION OF THE COMPANY AND MERGER

The Company was incorporated in Delaware on September 5, 1995 as a wholly-owned subsidiary of Volt Information Sciences, Inc. ("Volt"). On January 29, 1996, pursuant to the terms of an Agreement and Plan of Merger (the "Merger Agreement") dated October 5, 1995, as subsequently amended, among the Company, Volt and Information International, Inc. ("Triple-I"), Volt contributed to the capital of Autologic, Incorporated ("Autologic") and certain foreign subsidiaries of Volt ("Volt Subsidiaries") the amounts Autologic or such subsidiaries owed to Volt and, subsequent thereto, caused Autologic to merge with and into the Company. Volt also assigned to the Company all of the issued and outstanding shares of the Volt Subsidiaries. In addition, pursuant to the Merger Agreement, on January 29, 1996, following approval by its stockholders, Triple-I merged with and into the Company.

Pursuant to the Merger Agreement, Volt, through its wholly-owned subsidiary Nuco I, Ltd., received 3,333,000 shares of the Company's common stock for its transfer of Autologic and certain other Volt subsidiaries and the stockholders of Triple-I received 2,429,870 shares of the Company's common stock based on one share of the Company being issued for each outstanding share of Triple-I (including 58,500 shares issued to Volt as a result of Triple-I common stock owned by Volt prior to the merger).

On June 25, 1995, the date the general terms of the merger were agreed to and announced, Triple-I had outstanding options to purchase approximately 594,000 shares of its common stock. In accordance with Triple-I's stock option plans, each outstanding Triple-I option automatically became fully vested and immediately exercisable upon consummation of the merger. As part of the Merger Agreement, the parties agreed to a formula to limit the dilution of Volt's percentage ownership in the Company as a result of the exercise of those Triple-I options. Under that formula, Volt is to receive 100 shares of the Company's common stock for every 590 shares of the Company common stock issued with respect to Triple-I options exercised subsequent to June 25, 1995, up to a maximum of 100,000 shares. Between June 25, 1995 and November 1, 1996, 51,250 shares have been issued upon the exercise of Triple-I options, and Volt has received 4,000, and is entitled to receive an additional 4,600 shares, of the Company's common stock with respect to such exercises. Accordingly, Volt owned beneficially 3,399,500 shares (59%) of the Company's common stock at January 31, 1997.

As the Company, Autologic and the Volt Subsidiaries were under common control, the merger of Autologic and the transfer of the stock of the Volt Subsidiaries to the Company has been accounted for on a pooling of interest basis. Accordingly, the assets and liabilities of such entities and their stockholders' equity accounts have been accounted for at their historical carrying amounts and the accompanying statement of operations reflects the results of operations of such entities for such periods. The merger of Triple-I has been accounted for under the purchase method of accounting and, accordingly, the purchase price, which was based on the quoted market price of the Triple-I common stock at the time the general terms of the acquisition were agreed to and announced, plus the value of stock options issued in exchange for outstanding stock options of Triple-I, has been allocated to net assets based upon their estimated fair values. A $2,753,000 excess of the purchase price over the estimated fair value of Triple-I's identifiable assets, including the estimated future tax benefits of Triple-I's net operating loss carryforwards and deductible temporary differences, was recorded on the effective date of the merger and is being amortized over a five-year period. The operating results of Triple-I have been included in the Company's consolidated financial statements since the date of acquisition, which was limited to five days of operations for the first quarter of 1996, but are included for all periods thereafter. The liability for restructuring costs incurred prior to the merger ($2,197,000 at January 31, 1997) provides for estimated costs related to closing of certain facilities of Triple-I.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B--FORMATION OF THE COMPANY AND MERGER--Continued

Therefore, results of the combined operations for the quarter ended January 31, 1997 are not comparable to results for the quarter ended February 2, 1996 which (except for the last five days of the quarter) reflect only the results of operations of Autologic and the Volt Subsidiaries.

The accompanying statement of operations for the quarter ended February 2, 1996 includes a charge of $700,000 related principally to the reduction of Autologic's workforce and the restructuring of Autologic's operations in connection with the merger.

The following pro forma information presents a summary of consolidated results of operations of the Company as if the transactions described above had occurred at the beginning of fiscal 1996 with pro forma adjustments for the amortization of the excess of purchase price over net assets acquired, the elimination of interest expense (on indebtedness of Autologic and the Volt Subsidiaries contributed to such companies by Volt prior to the Merger) and a portion of rent previously charged by Volt (to reflect the reduced rent charged by Volt after the merger), and certain income tax adjustments. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates or of future results of operations of the combined entities.



                                                      For the Three Months Ended
                                                      --------------------------
                                                              February 2,
                                                                1996
                                                                ----
                                               (In thousands, except per share amounts)

Revenues                                                 $       26,565

Net loss                                                         (1,095)

Net loss per share                                                (0.19)




NOTE C--INVENTORIES


Inventories consist of:

                                                                             January 31,          November 1,
                                                                                 1997               1996
                                                                             -----------          -----------
                                                                               (Dollars in thousands)
  Service parts                                                           $        2,110        $       2,396
  Materials                                                                        4,225                5,257
  Work-in-process                                                                  2,371                2,654
  Finished goods                                                                   1,846                1,994
                                                                          ---------------       ---------------
                                                                          $       10,552        $      12,301
                                                                          ===============       ===============

                   AUTOLOGIC INFORMATION INTERNATIONAL, INC>
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)



NOTE D--INCOME TAXES

The Company applies the liability method of accounting for deferred taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using tax rates and tax laws that are scheduled to be in effect when the differences are scheduled to reverse.

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

                                                             For the Three Months Ended
                                                             --------------------------
                                                            January 31,      February 2,
                                                                1997            1996
                                                            -----------      -----------
                                                              (Dollars in thousands)
Significant components of the income tax
provision (benefit) attributable to
operations are as follows:

Current Taxes:
  Foreign                                                 $    58         $    34
                                                          --------        --------

Deferred Taxes:
  Federal                                                      --            (163)
  State and local                                              --             (19)
  Foreign                                                      --              --
                                                          --------        --------
    Total deferred                                             --            (182)
                                                          --------        --------

Total income tax provision (benefit)                      $    58         $  (148)
                                                          ========        ========

Deferred income taxes reflect the net tax effects of changes in the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As described in Note B, as of the date of the merger, a deferred tax asset was established representing the estimated future tax benefit anticipated to be realized from the use of Triple-I's net operating loss carryforward and deductible temporary differences and the Company's deductible temporary differences existing at the date of merger to reduce anticipated taxable income of the Company to be realized subsequent to merger. The Company believes that it is more likely than not that such tax benefits will be realized based on the combined companies' past and anticipated future results of operations and after considering provisions of the tax law, such as the change in ownership provisions, that restrict the future use of Triple-I's tax benefits.

NOTE E--PREFERRED STOCK

The preferred stock authorized is issuable in one or more series from time-to-time at the discretion of the Company's Board of Directors. The Board is authorized, with respect to each series, to fix its designation, powers, preferences, rights and limitations.

NOTE F--CHARGES FROM VOLT

In addition to rent expense, prior to the merger of Autologic into the Company, Volt allocated to Autologic a proportional share of corporate general and administrative expenses(on the basis of assets employed) and interest on amounts payable by Autologic and the Volt subsidiaries to Volt on a non-compounding basis. Subsequent to the merger, the rent has been significantly reduced (see Note G), general and administrative services are being substantially performed by the Company's internal staff and third-party providers and, due to the contribution by Volt to capital of the amounts owed Volt by Autologic and the Volt subsidiaries, interest charged by Volt has ceased.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G--RELATED PARTY TRANSACTIONS

A new three-year lease, commencing on the effective date of the merger, was entered into between the Company, as lessee, and a wholly-owned subsidiary of Volt, as lessor, for space previously occupied by Autologic as its headquarters and manufacturing facility in Thousand Oaks, California. During the period from the date of the merger through November 1, 1996, the Company paid rent to Volt aggregating $604,000. Pursuant to the terms of the lease, as amended in December 1996, the Company's Board of Directors established a new rental rate based on prevailing rates in the general area, which resulted in a slight decrease in rent. During the remaining term of the lease, the Company's Board of Directors may again, unilaterally, but in good faith and utilizing certain reasonableness standards, redetermine whether there should be a further increase or decrease in the base rent and/or increase (if the space is then available) or decrease the amount of rented space. The lease also provides for the Company to pay all real estate taxes, insurance, utilities and repairs related to the facility.

Volt has agreed to provide the Company credit facilities of $2,250,000 at the prime rate in effect at The Chase Manhattan Bank. As of January 31, 1997, $600,000 had been drawn against the facility, which bore interest at 8.25% per annum. The $600,000 was repaid in February 1997.

NOTE H--DISCONTINUED OPERATIONS

On January 2, 1997, the Company disposed of the assets and discontinued
Digiflex, its advertisement delivery operation.   Digiflex was acquired at the
end of January 1996. The loss from discontinued operations includes an operating loss of $128,000 on revenues of $82,000 and a loss on disposal of $75,000; no realizable income tax benefits are available to be allocated to the loss. The period ended February 2, 1996 consists of only five days of operations, which is not significant, and thus the results of operations for the period have not been restated to reflect the discontinued operation.

NOTE I--PER SHARE DATA

Per share data are computed on the basis of the weighted average number of shares of common stock outstanding and if applicable, the assumed exercise of dilutive outstanding stock options using the treasury stock method.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Therefore, results of the combined operations for the quarter ended January 31, 1997 are not comparable to results for the quarter ended February 2, 1996 which (except for the last five days of the quarter) reflect only the results of operations of Autologic.

The information which appears below relates to prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods. Management has made no predictions or estimates as to future operations and no inferences as to future operations should be drawn.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued


Three month's ended January 31, 1997 compared to three month's ended February 2, 1996

Results of Operations

Included in the loss for the three months ended February 2, 1996 were the following non-recurring expenses (aggregating $1,700,000) incurred by Autologic (and, accordingly, reflected in the Company's financial statements) during the first three months of fiscal 1996 (ended February 2, 1996) and prior to the
Merger: (1) restructuring charges of approximately $700,000 related principally to the reduction of Autologic's workforce and the restructuring of its operations in connection with the Merger; (2) interest expense charged by Volt of $583,000 (which has been eliminated as a result of Volt's contribution of the underlying indebtedness to Autologic's capital prior to the Merger);
(3) charges from Volt to Autologic for rent of $419,000 (which rent would have been $201,300 had the Merger been completed at the beginning of fiscal 1996);
(4) charges from Volt for general and administrative services of $197,000 (the services related to which are, since the Merger, being substantially performed by the Company's internal staff and, to some extent, third party providers).
The results of operations for periods prior to February 3, 1996 do not give effect to amortization expense of approximately $137,500 per fiscal quarter (being incurred for five years commencing with the quarter beginning February 3, 1996) of excess purchase price over the estimated fair value of Triple-I's identifiable assets.

In fiscal 1997, revenues increased by $1,548,000, or 9.4%, to $18,095,000 due to an increase of $2,176,000 or 46.6% on customer service sales offset by an $628,000, or 5.3%, decrease in sales of systems and equipment. The decrease in system sales was due primarily to weaker sales in the foreign operations. The increase in customer service sales resulted primarily from the integration of the two business (thus adding Triple-I's revenues to Autologic's revenues).
Had the Merger occurred at the beginning of fiscal 1996. Revenues in the first quarter of fiscal 1996 would have been $26,565,000 compared to $18,095,000 in the first quarter of fiscal 1997. The decrease is due primarily to a decline in sales of systems and equipment in domestic and European operations.

Gross margins improved by 13.2 percentage points from 28.1% to 41.3% due principally to improved gross profit margins relating to sales of systems and equipment on 3850 imagers. Gross margins relating to customer service improved by 21.7 percentage points from 7.6% to 29.3% due primarily to consolidation of staff at the time of the Merger.

Selling, general and administrative expenses increased by $725,000, or 19.0%, in 1997 over to the first quarter of fiscal 1996 primarily as a result of combining the operations of Autologic and Triple-I (although there has been a decrease in selling, general and administrative expenses from the total of those expenses incurred separately by Autologic and Triple-I prior to the Merger in the first quarter of fiscal 1996) and efforts to expand into new markets. As a percentage of sales, selling, general and administrative expenses increased from 22.8% to 24.8%.

Research and development increased $604,000 due to combining the staffs of Autologic and Triple-I, and the development of new products. Depreciation increased by $444,000 due to the combined operations after the Merger. These expenses increased as a percentage of revenues (although the dollar amounts thereof were lower than the total of those expenses incurred separately by Autologic and Triple-I in the first quarter of fiscal 1996 prior to the Merger), as combined sales of Autologic and Triple-I did not increase by the same percentage as did the overall increases in these expenses.

The results of operations for each of the periods also include aggregate charges from Volt for rent, and general and administrative services of $210,000 and $616,000 for 1997 and 1996, respectively. Following the Merger general and administrative services have been performed internally by the Company and a new lease has been entered into which results in reduced rental expenses (see Financial Statement Note G).

The elimination of interest expense charged by Volt resulted from the contribution by Volt to Autologic of intercompany borrowings of Autologic prior to the merger.

The foreign exchange gain in 1997 resulted from gains on currencies hedged. The loss in 1996 was due to foreign currency options purchased to minimize the potential adverse impact on foreign currency receivables and sales in order to protect against the dollar strengthening against foreign currencies.

See Financial Statement Note D and Note H for information on income taxes and discontinued operations respectively.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

Liquidity and Capital Resources

During the first three months of the fiscal 1997, cash was applied to operating activities in the amount of $2,793,000 principally as a result of various net changes in operating assets and liability accounts (primarily a reduction in accounts payable) which used approximately $4,040,000 of cash. While the Company had a net loss of $728,000, such loss included non-cash charges aggregating approximately $1,450,000.

Cash applied to investing activities was $349,000 for the purchase of property plant and equipment

Cash from financing activities $600,000 was provided from Volt under a credit facility, which was repaid after the end of the quarter. See Financial Statement Note G.

As a result of the foregoing, during the three months ended January 31, 1997, cash and cash equivalents decreased by $2,157,000. The Company's working capital as of January 31, 1997 was $23,695,000, which includes $3,976,000 in cash and cash equivalents. These resources, along with a credit facility of $2,250,000 available from Volt, are anticipated to be sufficient to meet the Company's liquidity and capital needs for the near term in the normal course of business.

As part of the consolidation of operations and facilities, the Company's Board of Directors has approved the expenditure of up to $1,000,000 for communications, facilities and fixtures for plant renovation. Of this approximately, $860,000 has been incurred through January 31, 1997. The Company has no other plans for significant capital expenditures other than expenditures in the normal course of business anticipated to be funded from ongoing operations.

                          PART II - OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

    15  Independent Accountants' Report on Review of
        Interim Financial Information from Ernst & Young LLP

    27  Financial Data Schedule

(b) REPORTS ON FORM 8-K:

    No reports on Form 8-K were filed during the quarter ended January 31, 1997.



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AUTOLOGIC INFORMATION INTERNATIONAL, INC.


Dated:  Thousand Oaks, California
        March 14, 1997
                                       BY: /s/ Anthony Marrelli
                                           ----------------------------------
                                           Anthony Marrelli
                                           Vice President and Chief Financial
                                           Officer