Form 10-Q
period 1997-05-02
AUTOLOGIC INFORMATION INTERNATIONAL INC
filed 1997-06-13
CIK 1003477

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee Required) For the six months ended May 2, 1997

         OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from
________________________ to _______________________

Commission File No. 0-3223

                    AUTOLOGIC INFORMATION INTERNATIONAL, INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                        13-3855697
-------------------------------                           ----------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

1050 Rancho Conejo Boulevard, Thousand Oaks, CA             91320
------------------------------------------------           -------
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:       (805) 498-9611


                                 Not Applicable
  -------------------------------------------------------------------------
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

The number of shares of common stock outstanding as of June 2, 1997 was 5,783,370.

                         PART I - FINANCIAL INFORMATION

                         ITEM 1 -- FINANCIAL STATEMENTS

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                              May 2,         November 1,
                                                               1997             1996
                                                           -----------       -----------
                                                                (Dollars in thousands)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                               $     7,924       $     6,133
                                                           -----------       -----------
   Accounts receivable less allowance for doubtful
     accounts of $2,119 (1997) and $2,221 (1996)                13,782            21,761
   Inventories--Notes C                                          9,273            12,301
   Deferred income tax benefit--Notes B and D                    5,797             5,797
   Prepaid expenses and other assets                             1,619             1,093
                                                           -----------       -----------
         Total current assets                                   38,395            47,085

PROPERTY AND EQUIPMENT, at cost net of
   accumulated depreciation and amortization
   of $5,518 (1997) and $5,084 (1996)                            5,552             6,212

DEFERRED INCOME TAX BENEFIT--Notes B and D                       3,554             3,554

EXCESS OF PURCHASE PRICE OVER NET ASSETS
   ACQUIRED, net of amortization of $689 (1997) and
   $413 (1996) -- Note B                                         2,064             2,340

OTHER ASSETS                                                        97                94
                                                           -----------       -----------
                                                           $    49,662       $    59,285
                                                           ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                        $     4,030       $    10,311
   Payable to Volt--Note F                                          75               771
   Accrued expenses                                              3,696             5,282
   Accrued restructuring costs                                   2,095             2,334
   Customer advances                                             3,251             3,402
   Income taxes payable--Note D                                    836             1,174
                                                           -----------       -----------
         Total current liabilities                              13,983            23,274

STOCKHOLDERS' EQUITY (DEFICIENCY)--Notes B, E and I
   Preferred stock, par value $0.01
     Authorized-1,000,000 shares; issued - none                     --                --
   Common stock, par value $0.01
     Authorized - 12,000,000 shares; issued and
         outstanding 5,783,370 shares (1997) and
         5,793,870 shares (1996)                                    58                58
   Paid-in capital                                             112,620           112,665
   Accumulated deficit                                         (76,999)          (76,712)
                                                           -----------       -----------
                                                                35,679            36,011
                                                           -----------       -----------
                                                           $    49,662       $    59,285
                                                           ===========       ===========


See accompanying notes.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               For the Three Months Ended           For the Six Months Ended
                                               --------------------------           ------------------------
                                                May 2,            May 3,              May 2,          May 3,
                                                1997              1996                1997            1996
                                              --------          --------            --------        --------
                                                (Dollars in thousands, except per share and share amounts)
REVENUES
   Systems and equipment                      $ 13,614          $ 18,856            $ 24,859        $ 30,729
Customer service and support                     6,299             6,977              13,149          11,651
                                              --------          --------            --------        --------
                                                19,913            25,833              38,008          42,380
                                              --------          --------            --------        --------

OPERATING COSTS AND EXPENSES
   Cost of systems and equipment                 7,301            11,335              13,902          19,872
   Cost of customer service and support          4,511             4,949               9,351           9,269
   Operating expenses                            7,092             7,564              14,168          12,867
   Restructuring charge                             --                --                  --             700
   Charges from Volt-Note F
     Rent                                          194               201                 395             620
     General and administrative                      9                 9                  18             206
                                              --------          --------            --------        --------
                                                19,107            24,058              37,834          43,534
                                              --------          --------            --------        --------

OPERATING INCOME (LOSS)                            806             1,775                 174          (1,154)
                                              --------          --------            --------        --------
OTHER INCOME (EXPENSE)
   Interest income                                  64               108                  95             149
   Interest expense charged by Volt--Note F         --                --                  --            (583)
   Foreign exchange (loss) gain                   (127)             (161)                134            (343)
   Other, net                                     (138)             (118)               (264)           (360)
                                              --------          --------            --------        --------
                                                  (201)             (171)                (35)         (1,137)
                                              --------          --------            --------        --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                                605             1,604                 139          (2,291)

INCOME TAX PROVISION--Note D                       165               594                 223             446
                                              --------          --------            --------        --------

INCOME (LOSS) FROM CONTINUING OPERATIONS           440             1,010                 (84)         (2,737)

LOSS FROM DISCONTINUED OPERATIONS-Note H            --              (170)               (203)           (170)
                                              --------          --------            --------        --------

NET INCOME (LOSS)                             $    440          $    840            $   (287)       $ (2,907)
                                              ========          ========            ========        ========

NET INCOME (LOSS) PER SHARE
     CONTINUING OPERATIONS                    $   0.08          $   0.18            $  (0.01)       $  (0.59)
                                              ========          ========            ========        ========

NET LOSS PER SHARE
     DISCONTINUED OPERATIONS                        --             (0.03)              (0.04)          (0.04)
                                              ========          ========            ========        ========

NET INCOME (LOSS) PER SHARE--Note I           $   0.08          $   0.15            $  (0.05)       $  (0.63)
                                              --------          --------            --------        --------

Average number of shares outstanding             5,783             5,775               5,788           4,650
                                              ========          ========            ========        ========

                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                           Common Stock
                                          $0.01 Par Value
                                     -------------------------      Paid-In       Accumulated
                                       Shares         Amount        Capital         Deficit
                                     ----------     ----------     ----------     ----------
                                                        (Dollars in thousands)
Balance at November 1, 1996           5,793,870     $       58     $  112,665     $  (76,712)

Retirement of stock in connection
   with Digiflex sale                   (10,500)                          (45)

   Net loss for the six months               --             --           (287)
                                     ----------     ----------     ----------     ----------

Balance at May 2, 1997                5,783,370     $       58     $  112,620     $  (76,999)
                                     ==========     ==========     ==========     ==========











                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                 For the Six Months Ended
                                                                 ------------------------
                                                                    May 2,        May 3,
                                                                    1997          1996
                                                                   -------       -------
                                                                  (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                        $  (287)      $(2,907)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Loss on sale of discontinued operation                           75            --
       Loss from discontinued operation                                128           170
       Depreciation and amortization                                 1,394         1,183
       Provision for doubtful accounts                                 624            91
       Gains on foreign currency translation                          (371)         (373)
       Gains (Loss) on dispositions of property and equipment           65           (23)
       Deferred income tax benefit                                      --          (304)
       Changes in operating assets and liabilities:
         Decrease in accounts receivable                             6,771           324
         Decrease in inventories                                     3,028         1,251
         Increase in prepaid expenses and other assets                (529)       (1,627)
         Increase (Decrease) in accounts payable                    (6,011)          868
         Decrease in accrued expenses                               (1,819)         (292)
         Increase (Decrease) in customer advances                      (76)          139
         Increase (Decrease) in income taxes payable                  (338)            6
         Increase (Decrease) in payable to Volt                       (696)          777
                                                                   -------       -------

Net cash provided by (applied to) continuing operations              1,958          (717)
                                                                   =======       =======
   Net cash applied to discontinued operation                          (81)          (96)
                                                                   -------       -------
NET CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES             $ 1,877       $  (813)
                                                                   =======       =======








                             Continued on next page

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                For the Six Months Ended
                                                                ------------------------
                                                                  May 2,         May 3,
                                                                  1997           1996
                                                                 -------       -------
                                                                 (Dollars in thousands)
CASH FLOWS FROM INVESTING ACTIVITIES
     Cash of acquired company (Triple-I)                         $    --       $ 8,764
     Proceeds from disposal of property and equipment                110            --
     Purchases of property and equipment                            (800)         (854)
                                                                 -------       -------

NET CASH PROVIDED BY (APPLIED TO)
   INVESTING ACTIVITIES                                             (690)        7,910
                                                                 -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
       Decrease in notes payable                                      --          (680)
       Proceeds from exercise of stock options                        --           155
                                                                 -------       -------
NET CASH APPLIED TO FINANCING ACTIVITIES                              --          (525)
                                                                 -------       -------

   Effect of exchange rate changes on cash                           604           730
                                                                 -------       -------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                         1,791         7,302

Cash and cash equivalents, beginning of period                     6,133         2,542
                                                                 -------       -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 7,924       $ 9,844
                                                                 =======       =======

SUPPLEMENTAL CASH TRANSACTIONS Cash paid during the period:
     Interest expense                                            $     9       $    10
     Income tax                                                  $   461       $   660









                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at May 2, 1997 and results of operations for the three and six months ended May 2, 1997 and May 3, 1996 and cash flows for the six months ended May 2, 1997 and May 3, 1996. Operating results for the six months ended May 2, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1997.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended November 1, 1996. The accounting policies used in preparing these financial statements are the same as those described in that Report. The Company's fiscal year ends on the Friday nearest October 31.

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

Pursuant to the Merger Agreement, Volt, through its wholly-owned subsidiary Nuco I, Ltd., received 3,333,000 shares of the Company's common stock for its transfer of Autologic and the Volt Subsidiaries and the stockholders of Triple-I received 2,429,870 shares of the Company's common stock based on one share of the Company being issued for each outstanding share of Triple-I (including 58,500 shares issued to Volt as a result of Triple-I common stock owned by Volt prior to the mergers).

On June 25, 1995, the date the general terms of the mergers were agreed to and announced, Triple-I had outstanding options to purchase approximately 594,000 shares of its common stock. In accordance with Triple-I's stock option plans, each outstanding Triple-I option automatically became fully vested and immediately exercisable upon consummation of the merger. As part of the Merger Agreement, the parties agreed to a formula to limit the dilution of Volt's percentage ownership in the Company as a result of the exercise of those Triple-I options. Under that formula, Volt is to receive 100 shares of the Company's common stock for every 590 shares of the Company's common stock issued with respect to Triple-I options exercised subsequent to June 25, 1995, up to a maximum of 100,000 shares. Between June 25, 1995 and November 1, 1996, 51,250 shares were issued upon the exercise of Triple-I options, and Volt has received 4,000 shares, and is entitled to receive an additional 4,600 shares, of the Company's common stock with respect to such exercises. Accordingly, Volt owned beneficially 3,399,500 shares (59%) of the Company's common stock as at May 2, 1997.

As the Company, Autologic and the Volt Subsidiaries were under common control, the merger of Autologic and the transfer of the stock of the Volt Subsidiaries to the Company has been accounted for on a pooling of interest basis. Accordingly, the assets and liabilities of such entities and their stockholders' equity accounts have been accounted for at their historical carrying amounts and the accompanying statements of operations reflect the results of operations of such entities for such periods. The merger of Triple-I has been accounted for under the purchase method of accounting and, accordingly, the purchase price, which was based on the quoted market price of the Triple-I common stock at the time the general terms of the acquisition were agreed to and announced, plus the value of stock options issued in exchange for outstanding stock options of Triple-I, has been allocated to net assets based upon their estimated fair values. A $2,753,000 excess of the purchase price over the estimated fair value of Triple-I's identifiable assets, including the estimated future tax benefits of Triple-I's net operating loss carryforwards and deductible temporary differences, was recorded on the effective date of the merger and is being amortized over a five-year period. The operating results of Triple-I have been included in the Company's consolidated financial statements since the date of acquisition, which was limited to five days of operations for the first quarter of 1996, but are included for all periods thereafter. The liability for restructuring costs incurred prior to the merger ($2,095,000 at May 2, 1997) provides for estimated costs related to the closing of certain facilities of Triple-I.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (Unaudited)

NOTE B--FORMATION OF THE COMPANY AND MERGER--Continued

The results of operations for the six months ended May 3, 1996 reflect only results of operations of Autologic for the first quarter of 1996; therefore, results of the combined operations for the six months ended May 2, 1997 are not comparable to results for the six months ended May 3, 1996.

The accompanying statement of operations for the six months ended May 3, 1996 includes a charge of $700,000 related principally to the reduction of Autologic's workforce and the restructuring of Autologic's operations in connection with the mergers.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the transactions described above had occurred at the beginning of fiscal 1996 with pro forma adjustments for the amortization of the excess of purchase price over net assets acquired, the elimination of interest expense (on indebtedness of Autologic and the Volt Subsidiaries contributed to such companies by Volt prior to the mergers) and a portion of rent previously charged by Volt (to reflect the reduced rent charged by Volt after the mergers), and certain income tax adjustments. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates or of future results of operations of the combined entities.



                                                         For the Six Months Ended
                                                         ------------------------
                                                                  May 3,
                                                                   1996
                                                                   ----
                                                 (In thousands, except per share amounts)
Revenues                                                     $      52,398

Loss from continuing operations                                        (85)

Net loss                                                              (255)

Loss from continuing operations, per share                           (0.02)

Net loss per share                                                   (0.05)




NOTE C--INVENTORIES


Inventories consist of:

                                             May 2,        November 1,
                                              1997             1996
                                              ----             ----
                                             (Dollars in thousands)
   Service parts                        $       2,092    $        2,396
   Materials                                    3,558             5,257
   Work-in-process                              1,872             2,654
   Finished goods                               1,751             1,994
                                        --------------   --------------
                                        $       9,273    $       12,301
                                        ==============   ==============

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (Unaudited

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

Prior to the mergers, Autologic and its subsidiaries were included in the consolidated federal income tax return of Volt and were therefore jointly and severally liable with Volt for any income taxes payable by the consolidated group. Volt has agreed to indemnify the Company against any loss or liability that may result from such inclusion. Federal income taxes were provided for in the accompanying consolidated financial statements as if the Company and its domestic subsidiary had filed their own consolidated income tax returns prior to the mergers.

                                          For the Three Months Ended    For the Six Months Ended
                                          --------------------------    ------------------------
                                              May 2,     May 3,             May 2,     May 3,
                                              1997       1996               1997       1996
                                              ----       ----               ----       ----
                                            (Dollars in thousands)
Significant components of the income tax
   provision (benefit) attributable to
   operations are as follows:

Current Taxes:
   Foreign                                    $ 165      $ 611              $ 223      $ 645
Deferred Taxes:
   Federal                                       --        (46)                --       (209)
State and local                                  --         29                 --         10
   Foreign                                       --         --                 --         --
                                              -----      -----              -----      -----
     Total deferred                              --        (17)                --       (199)
                                              -----      -----              -----      -----

Total income tax provision                    $ 165      $ 594              $ 223      $ 446
                                              =====      =====              =====      =====

Deferred income taxes reflect the net tax effects of changes in the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As described in Note B, as of the date of the mergers, a deferred tax asset was established representing the estimated future tax benefit anticipated to be realized from the use of Triple-I's net operating loss carryforward and deductible temporary differences and the Company's deductible temporary differences existing at the date of merger to reduce anticipated taxable income of the Company to be realized subsequent to the mergers. The Company believes that it is more likely than not that such tax benefits will be realized based on the combined companies' past and anticipated future results of operations and after considering provisions of the tax law, such as the change in ownership provisions, that restrict the future use of Triple-I's tax benefits.

NOTE E--PREFERRED STOCK

The preferred stock authorized is issuable in one or more series from time-to-time at the discretion of the Company's Board of Directors. The Board is authorized, with respect to each series, to fix its designation, powers, preferences, rights and limitations.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (Unaudited)

NOTE F--CHARGES FROM VOLT

In addition to rent expense, prior to the merger of Autologic into the Company, Volt allocated to Autologic a proportional share of corporate general and administrative expenses (on the basis of assets employed) and interest on amounts payable by Autologic and the Volt Subsidiaries to Volt on a non-compounding basis. Subsequent to the mergers, the rent has been significantly reduced (see Note G), general and administrative services are being substantially performed by the Company's internal staff and third-party providers and, due to the contribution by Volt to capital of the amounts owed Volt by Autologic and the Volt subsidiaries, interest charged by Volt has ceased.

NOTE G--RELATED PARTY TRANSACTIONS

A new three-year lease, commencing on the effective date of the mergers, was entered into between the Company, as lessee, and a wholly-owned subsidiary of Volt, as lessor, for space previously occupied by Autologic as its headquarters and manufacturing facility in Thousand Oaks, California. During the period from the date of the mergers through November 1, 1996, the Company paid rent to Volt aggregating $604,000. Pursuant to the terms of the lease, as amended in December 1996, the Company's Board of Directors established a new rental rate based on prevailing rates in the general area, which resulted in a slight decrease in rent. During the remaining term of the lease, the Company's Board of Directors may again, unilaterally, but in good faith and utilizing certain reasonableness standards, redetermine whether there should be a further increase or decrease in the base rent and/or increase (if the space is then available) or decrease the amount of rented space. The lease also provides for the Company to pay all real estate taxes, insurance, utilities and repairs related to the facility.

Volt has agreed to provide the Company credit facilities of $2,250,000 at the prime rate in effect at The Chase Manhattan Bank. There were no borrowings outstanding under this agreement as of May 2, 1997.

NOTE H--DISCONTINUED OPERATIONS

On January 2, 1997, the Company disposed of the assets and discontinued Digiflex, its advertisement delivery operation. Digiflex was acquired at the end of January 1996. The loss from discontinued operations includes an operating loss of $128,000 on revenues of $82,000 and a loss on disposal of $75,000; no realizable income tax benefits are available to be allocated to the loss. The results of operations for the period May 3, 1996 have been restated to reflect the discontinued operation. The loss from discontinued operations for the six months ended May 3, 1996 includes an operating loss of $170,000, net of a tax benefit of $105,000, on revenues of $111,000.

NOTE I--PER SHARE DATA

Per share data are computed on the basis of the weighted average number of shares of common stock outstanding and if applicable, the assumed exercise of dilutive outstanding stock options using the treasury stock method.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted by the Company in fiscal year 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating "basic" earnings per share, the dilutive effect of stock options will be excluded. Basic earnings per share and fully diluted earnings per share are not expected to differ materially from per share data reported.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

As set forth in Note B in the accompanying financial statements, on January 29, 1996, Volt Information Sciences, Inc. ("Volt") assigned the capital stock of certain of Volt's foreign subsidiaries to the Company and each of Autologic, Inc. (together with such foreign subsidiaries, "Autologic") and Information International, Inc. ("Triple-I") were merged into the Company (such transactions being collectively referred to as the "Merger"). The acquisition of Autologic and the Volt subsidiaries has been accounted for under the pooling of interest method of accounting and the acquisition of Triple-I was accounted for under the purchase method of accounting. Accordingly, the Company's reported results of operations for all periods prior to January 29, 1996 reflect only the results of operations of Autologic. In addition, results prior to the Merger do not give effect to the elimination of interest theretofore charged by Volt to Autologic on intercompany borrowings (which were contributed to Autologic's capital prior to the Merger), the reduction in rent of a facility leased from Volt (under a new lease entered into in connection with the Merger), or cost savings from the aggregate amounts incurred by Autologic and Triple-I separately (such as from staff and facilities reductions and the ability of existing staff to absorb general and administrative functions previously provided by Volt and charged to Autologic) and other synergies implemented and being implemented since the Merger.

Therefore, results of the combined operations for the six months ended May 2, 1997 are not comparable to results for the six months ended May 3, 1996 which (except for the last five days of the first quarter and the entire second quarter) reflect only the operations of Autologic.

The information which appears below relates to prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods. Management has made no predictions or estimates as to future operations and no inferences as to future operations should be drawn.

Three month's ended May 2, 1997 compared to three month's ended May 3, 1996

Results of Operations

Revenues in the three months ended May 2, 1997 decreased $5,920,000, or 22.9%, from the prior year due primarily to a decrease in systems and equipment both domestically and internationally. The lower sales are due to a general softness in the market and to increased competition. The markets in which the segment competes are marked by rapidly changing technology, with sales in fiscal 1997 of equipment introduced within the last three years comprising approximately 98% of equipment sales.

Gross profit expressed as a percentage of sales from systems, equipment, customer service and support revenues increased by 3.7 percentage points from 37.0% in 1996 to 40.7% in the second quarter of fiscal 1997. Gross profits from system and equipment sales increased from 39.9% to 46.4% as a result of the sale of a greater proportion of higher margin products. Customer service margins decreased from 29.1% to 28.4% due to slightly higher operating costs during the quarter.

Operating expenses of $7,092,000 in the second quarter of fiscal 1997 have been reduced $472,000, or 6.2%, from $7,564,000 in the second quarter of fiscal 1996, although expressed as a percentage of sales, they increased from 29.3% in the 1996 period to 35.6% in the 1997 period. The dollar decrease in operating expense is due primarily to cost cutting and workforce reductions which have been implemented since the Merger.

The $44,000 reduction in interest income is due to a lower average cash balance in fiscal 1997 versus the prior year.

The foreign exchange loss in fiscal 1997 and 1996 resulted from the cost of foreign currency options purchased to minimize the potential adverse impact on foreign currency receivables and sales in order to protect against the dollar strengthening against foreign currencies and, to a lesser extent, loss on currencies not hedged.

The tax provision in both years relates to taxes on foreign earnings without U.S. tax benefits.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Six month's ended May 2, 1997 compared to six month's ended May 3, 1996

Results of Operations

In the six month period ended May 2, 1997, revenues decreased by $4,372,000, or 10.3%, due to an increase of $1,498,000, or 12.9%, on customer service sales offset by a $5,870,000, or 19.1%, decrease in sales of systems and equipment. The decrease in systems sales was due primarily to weaker sales in the foreign operations and in particular Germany and the UK. The increase in customer service sales resulted primarily from the integration of the two business (thus adding Triple-I's revenues to Autologic's revenues). Had the Merger occurred at the beginning of fiscal 1996, revenues for the six months ended May 3, 1996 would have been $52,398,000 compared to $38,008,000 for the six months ended May 2, 1997. The markets in which the segment competes are marked by rapidly changing technology, with sales in fiscal 1997 of equipment introduced within the last three years comprising approximately 98% of equipment sales.

Gross margins improved by 7.6 percentage points (from 31.2% to 38.8%) due to improved gross margins on systems and equipment and customer service. System and equipment gross margins increased by 8.8 percentage points (from 35.3% to 44.1%) due principally to the sale of a greater proportion of higher margin products. Customer service gross margins improved by 8.5 percentage points (from 20.4% to 28.9%) due primarily to workforce reductions.

The $1,301,000 increase in operating expenses is primarily a result of combining the operations of Autologic and Triple-I. Operating expenses expressed as a percentage of sales increased 6.9 percentage points, from 30.4% in fiscal 1996 to 37.3% in fiscal 1997, due to the effects of increased expenses and a decline in sales.

The restructuring charge of $700,000 relates principally to the termination of Autologic employees and the restructuring of its operations in connection with the Merger.

The $225,000 reduction in rent charged by Volt for a facility leased by the Company from Volt resulted from a new lease, entered into between the Company and Volt in connection with the Merger, effective January 29, 1996. (See Note G of Notes to Condensed Consolidated Financial Statements).

The $188,000 reduction in general and administrative expenses charged by Volt resulted from substantially all of the services previously performed by Volt being performed since the Merger by the Company's internal staff, and to some extent, third-party providers.

The $54,000 reduction in interest income is due to a lower average cash balance in fiscal 1997 versus the prior year.

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

The tax provision in both years relates to taxes on foreign earnings without U.S. tax benefits.

See Note H of Notes to Condensed Consolidated Financial Statements on results of discontinued operations.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources

During the first six months of fiscal 1997, cash from operating activities was provided in the amount of $1,877,000. While the Company reported a net loss of $287,000 for the first half of fiscal 1997, such loss included non-cash charges aggregating approximately $2,221,000 including depreciation and amortization of $1,394,000 and a provision for doubtful accounts of $624,000. Accounts receivable and inventories were reduced by $6,771,000 and $3,028,000 respectively, generating a positive cash flow of $9,799,000 which was used primarily to reduce payables by $6,011,000 and accrued expenses by $1,819,000.

Net cash applied to investing activities was $690,000, of which, $800,000 was expensed for the purchase of property plant and equipment offset by $110,000 received from the disposal of property and equipment.

As a result of the foregoing, during the six months ended May 2, 1997, cash and cash equivalents increased by $1,791,000. The Company's working capital as of May 2, 1997 was $24,412,000, which includes $7,924,000 in cash and cash equivalents. These resources, along with a credit facility of $2,250,000 available from Volt, are anticipated to be sufficient to meet the Company's liquidity and capital needs for the near term in the normal course of business.

As part of the consolidation of operations and facilities, the Company's Board of Directors has approved the expenditure of up to $1,000,000 for communications, facilities and fixtures for plant renovation. Of this, approximately $860,000 has been incurred through May 2, 1997. The Company has no other plans for significant capital expenditures other than expenditures in the normal course of business anticipated to be funded from ongoing operations.

PART II -- OTHER INFORMATION

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         15 Independent Accountants' Report on Review of Interim Financial Information from Ernst & Young LLP

         27       Financial Data Schedule

(b)      Reports on Form 8-K:

         During the quarter covered by this Report, the Company filed one Current Report on Form 8-K dated (date of earliest event reported) February 28, 1997, under Item 5, Other Events. No financial statements were filed with that report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AUTOLOGIC INFORMATION INTERNATIONAL, INC.


Dated:  Thousand Oaks, California
        June 13, 1997

                                      BY:/s/Anthony F. Marrelli
                                      ------------------------------------------
                                      Anthony F. Marrelli
                                      Vice President and Chief Financial Officer