Form 10-Q
period 1997-08-01
AUTOLOGIC INFORMATION INTERNATIONAL INC
filed 1997-09-15
CIK 1003477

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee Required) For the quarter ended August 1, 1997

        OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from ________________________ to _______________________

Commission File No. 0-29396

                    AUTOLOGIC INFORMATION INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                          13-3855697
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

1050 Rancho Conejo Boulevard, Thousand Oaks, CA                    91320
------------------------------------------------                  -------
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:            (805) 498-9611


                                 Not Applicable
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
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

The number of shares of common stock outstanding as of September 5, 1997 was 5,783,370.

                         PART I - FINANCIAL INFORMATION
ITEM 1 -- FINANCIAL STATEMENTS

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                       August 1,     November 1,
                                                         1997          1996
                                                       ---------     ---------
                                                        (Dollars in thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                            $   7,967     $   6,133
  Accounts receivable less allowance for doubtful
    accounts of $1,823 (1997) and $1,856 (1996)           15,672        21,761
  Inventories--Notes C                                     8,831        12,301
  Deferred income tax benefit--Notes B and D               5,017         5,797
  Prepaid expenses and other assets                        2,333         1,093
                                                       ---------     ---------
        Total current assets                              39,820        47,085

PROPERTY AND EQUIPMENT, at cost net of
  accumulated depreciation and amortization
  of $5,866 (1997) and $4,845 (1996)                       5,895         6,212

DEFERRED INCOME TAX BENEFIT--Notes B and D                 3,554         3,554

EXCESS OF PURCHASE PRICE OVER NET ASSETS
  ACQUIRED, net of amortization of $827  (1997) and
  $413 (1996) -- Note B                                    1,926         2,340

OTHER ASSETS                                                  80            94
                                                       ---------     ---------
                                                       $  51,275     $  59,285
                                                       =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                     $   4,234     $  10,311
  Payable to Volt--Note F                                     --           771
  Accrued expenses                                         4,564         5,282
  Accrued restructuring costs                              1,993         2,334
  Customer advances                                        3,980         3,402
  Income taxes payable--Note D                                --         1,174
                                                       ---------     ---------
        Total current liabilities                         14,771        23,274

STOCKHOLDERS' EQUITY--Notes B, E and I
  Preferred stock, par value $0.01
    Authorized-1,000,000 shares; issued - none                --             -
  Common stock, par value $0.01
    Authorized - 12,000,000 shares; issued and
        outstanding 5,783,370 shares (1997) and
        5,793,870 shares (1996)                               58            58
  Paid-in capital                                        112,620       112,665
  Accumulated deficit                                    (76,174)      (76,712)
                                                       ---------     ---------
                                                          36,504        36,011
                                                       ---------     ---------
                                                       $  51,275     $  59,285
                                                       =========     =========



                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          For the Three Months Ended  For the Nine Months Ended
                                          --------------------------  -------------------------
                                             August 1,    August 2,    August 1,    August 2,
                                               1997         1996         1997          1996
                                          -------------   ----------  ----------   ------------
                                         (Dollars in thousands, except per share and share amounts)
REVENUES
  Systems and equipment                       $ 15,303    $ 14,820     $ 40,145     $ 45,549
Customer service and support                     7,011       6,679       20,177       18,330
                                              --------    --------     --------     --------
                                                22,314      21,499       60,322       63,879
                                              --------    --------     --------     --------

OPERATING COSTS AND EXPENSES
  Cost of systems and equipment                  8,037       9,034       21,938       28,906
  Cost of customer service and support           5,203       5,125       14,553       14,394
  Operating expenses                             7,833       8,256       22,002       21,123
  Restructuring charge                              --          --           --          700
  Charges from Volt-Note F
    Rent                                           194         201          589          821
    General and administrative                       9           9           27          215
                                              --------    --------     --------     --------
                                                21,276      22,625       59,109       66,159
                                              --------    --------     --------     --------

OPERATING INCOME (LOSS)                          1,038      (1,126)       1,213       (2,280)
                                              --------    --------     --------     --------

OTHER INCOME (EXPENSE)
  Interest income                                  130         102          225          251
  Interest expense charged by Volt--Note F          --          --           --         (583)
  Foreign exchange gain (loss)                      61         (39)         195         (382)
  Other, net                                        18         219         (247)        (141)
                                              --------    --------     --------     --------
                                                   209         282          173         (855)
                                              --------    --------     --------     --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                              1,247        (844)       1,386       (3,135)

INCOME TAX PROVISION (BENEFIT)--Note D             422        (321)         645          125
                                              --------    --------     --------     --------

INCOME (LOSS) FROM CONTINUING OPERATIONS           825        (523)         741       (3,260)

LOSS FROM DISCONTINUED OPERATIONS-Note H            --        (155)        (203)        (325)
                                              --------    --------     --------     --------

NET INCOME (LOSS)                             $    825    $   (678)    $    538     $ (3,585)
                                              ========    ========     ========     ========

NET INCOME (LOSS) PER SHARE
    CONTINUING OPERATIONS                     $   0.14    $  (0.09)    $   0.13     $  (0.65)

NET LOSS PER SHARE
    DISCONTINUED OPERATIONS                         --       (0.03)       (0.04)       (0.06)
                                              --------    --------     --------     --------

NET INCOME (LOSS) PER SHARE-Note I            $   0.14    $  (0.12)    $   0.09     $  (0.71)
                                              ========    ========     ========     ========
Average number of shares outstanding             5,783       5,788        5,786        5,032
                                              ========    ========     ========     ========

                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                           Common Stock
                                         $0.01 Par Value
                                      ------------------------     Paid-In      Accumulated
                                       Shares         Amount       Capital        Deficit
                                       ------         ------       -------        -------
                                                     (Dollars in thousands)

Balance at November 1, 1996           5,793,870     $       58    $  112,665     $  (76,712)

Retirement of stock in connection
  with Digiflex sale                    (10,500)            --           (45)            --

  Net income for the nine months             --             --            --            538
                                     ----------     ----------    ----------     ----------

Balance at August 1, 1997             5,783,370     $       58    $  112,620     $  (76,174)
                                     ==========     ==========    ==========     ==========



                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         For the Nine Months Ended
                                                         -------------------------
                                                            August 1,   August 2,
                                                              1997        1996
                                                            -------     -------
                                                           (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                         $   538     $(3,585)
  Adjustments to reconcile net income (loss) to net cash
    provided by (applied to) operating activities:
      Loss on sale of discontinued operation                     75          --
      Loss from discontinued operation                          128         325
      Depreciation and amortization                           2,113       1,911
      Provision for doubtful accounts                           692         641
      Gains on foreign currency translation                    (519)       (227)
      Loss on dispositions of property and equipment             46          41
      Deferred income tax provision (benefit)                   689      (1,034)
      Changes in operating assets and liabilities:
        Decrease in accounts receivable                       4,501         468
        Decrease in inventories                               3,470         284
        Increase in prepaid expenses and other assets          (908)       (754)
        Increase (decrease) in accounts payable              (5,694)        873
        Decrease in accrued expenses                         (1,097)     (1,146)
        Increase (decrease) in customer advances                738        (231)
        Increase (decrease) in income taxes payable          (1,342)        360
        Increase (decrease) in payable to Volt                 (830)        220
                                                            -------     -------

Net cash provided by (applied to) continuing operations       2,600      (1,854)
                                                            =======     =======
  Net cash applied to discontinued operation                    (81)       (177)
                                                            -------     -------

NET CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES        2,519      (2,031)
                                                            =======     =======


                             Continued on next page

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                     For the Nine Months Ended
                                                     -------------------------
                                                        August 1,  August 2,
                                                          1997       1996
                                                        -------     -------
                                                       (Dollars in thousands)
CASH FLOWS FROM INVESTING ACTIVITIES
    Cash of acquired company (Triple-I)                  $   --     $ 8,764
    Proceeds from disposal of property and equipment        110          --
    Purchases of property and equipment                  (1,705)     (1,508)
                                                        -------     -------

NET CASH PROVIDED BY (APPLIED TO)
  INVESTING ACTIVITIES                                   (1,595)      7,256
                                                        -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
      Decrease in notes payable                              --        (672)
      Proceeds from exercise of stock options                --         206
                                                        -------     -------

NET CASH APPLIED TO FINANCING ACTIVITIES                     --        (466)
                                                        -------     -------

  Effect of exchange rate changes on cash                   919         306
                                                        -------     -------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                1,843       5,065
Cash and cash equivalents, beginning of period            6,133       2,542
                                                        -------     -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 7,976     $ 7,607
                                                        =======     =======


SUPPLEMENTAL CASH TRANSACTIONS
   Cash paid during the period:
    Interest expense                                    $     9     $    10
    Income tax                                          $ 1,084     $   694



                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at August 1, 1997 and results of operations for the three and nine months ended August 1, 1997 and August 2, 1996 and cash flows for the nine months ended August 1, 1997 and August 2, 1996. Operating results for the nine months ended August 1, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1997.

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

NOTE B--FORMATION OF THE COMPANY AND MERGER

The Company was incorporated in Delaware on September 5, 1995 as a wholly-owned subsidiary of Volt Information Sciences, Inc. ("Volt"). On January 29, 1996, pursuant to the terms of an Agreement and Plan of Merger dated October 5, 1995, as subsequently amended (the "Merger Agreement"), among the Company, Volt and Information International, Inc. ("Triple-I"), Volt contributed to the capital of Autologic, Incorporated ("Autologic") and certain foreign subsidiaries of Volt ("Volt Subsidiaries") the amounts Autologic or such subsidiaries owed to Volt and, subsequent thereto, caused Autologic to merge with and into the Company. Volt also assigned to the Company all of the issued and outstanding shares of the Volt Subsidiaries. In addition, pursuant to the Merger Agreement, on January 29, 1996, following approval by its stockholders, Triple-I merged with and into the Company.

Pursuant to the Merger Agreement, Volt, through its wholly-owned subsidiary Nuco I, Ltd., received 3,333,000 shares of the Company's common stock for its transfer of Autologic and the Volt Subsidiaries and the stockholders of Triple-I received 2,429,870 shares of the Company's common stock based on one share of the Company being issued for each outstanding share of Triple-I (including 58,500 shares issued to Volt in respect of Triple-I common stock owned by Volt prior to the mergers).

On June 25, 1995, the date the general terms of the mergers were agreed to and announced, Triple-I had outstanding options to purchase approximately 594,000 shares of its common stock. In accordance with Triple-I's stock option plans, each outstanding Triple-I option automatically became fully vested and immediately exercisable upon consummation of the mergers. As part of the Merger Agreement, the parties agreed to a formula to limit the dilution of Volt's percentage ownership in the Company as a result of the exercise of those Triple-I options. Under that formula, Volt is to receive 100 shares of the Company's common stock for every 590 shares of the Company's common stock issued with respect to Triple-I options exercised subsequent to June 25, 1995, up to a maximum of 100,000 shares. Between June 25, 1995 and November 1, 1996, 51,250 shares were issued upon the exercise of Triple-I options, and Volt has received 4,000 shares, and is entitled to receive an additional 4,600 shares, of the Company's common stock with respect to such exercises. None of the Triple-I options have been exercised in fiscal 1997. Accordingly, Volt owned beneficially 3,399,500 shares (59%) of the Company's common stock as at August 1, 1997.

As the Company, Autologic and the Volt Subsidiaries were under common control, the merger of Autologic and the transfer of the stock of the Volt Subsidiaries to the Company has been accounted for on a pooling of interest basis. Accordingly, the assets and liabilities of such entities and their stockholders' equity accounts have been accounted for at their historical carrying amounts and the accompanying statements of operations reflect the results of operations of such entities for such periods. The merger of Triple-I has been accounted for under the purchase method of accounting and, accordingly, the purchase price, which was based on the quoted market price of the Triple-I common stock at the time the general terms of the acquisition were agreed to and announced, plus the value of stock options issued in exchange for outstanding stock options of Triple-I, has been allocated to net assets based upon their estimated fair values. A $2,753,000 excess of the purchase price over the estimated fair value of Triple-I's identifiable assets, including the estimated future tax benefits of Triple-I's net operating loss carryforwards and deductible temporary differences, was recorded on the effective date of the mergers and is being amortized over a five-year period. The operating results of Triple-I have been included in the Company's consolidated financial statements since the date of acquisition, which was limited to five days of operations for the first quarter of 1996, but are included for all periods thereafter. The liability for restructuring costs incurred prior to the mergers ($1,993,000 at August 1, 1997) provides for estimated costs related to the closing of certain facilities of Triple-I.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (Unaudited)

NOTE B--FORMATION OF THE COMPANY AND MERGER--Continued

The results of operations for the nine months ended August 2, 1996 reflect only results of operations of Autologic for the first quarter of 1996; therefore, results of the combined operations for the nine months ended August 1, 1997 are not comparable to results for the nine months ended August 2, 1996.

The accompanying statement of operations for the nine months ended August 2, 1996 includes a charge of $700,000 related principally to the reduction of Autologic's workforce and the restructuring of Autologic's operations in connection with the mergers.

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



                                                   For the Nine Months Ended
                                                   -------------------------
                                                             August 2,
                                                               1996
                                                               ----
                                              (In thousands, except per share amounts)
Revenues                                                    $ 73,897

Loss from continuing operations                                 (608)

Net loss                                                        (933)

Loss from continuing operations, per share                     (0.12)

Net loss per share                                             (0.19)


NOTE C--INVENTORIES


Inventories consist of:

                                                    August 1,   November 1,
                                                      1997         1996
                                                  ------------  -----------
                                                    (Dollars in thousands)
  Service parts                                   $     2,004   $     2,396
  Materials                                             3,170         5,257
  Work-in-process                                       2,313         2,654
  Finished goods                                        1,344         1,994
                                                  ------------  -----------
                                                  $     8,831   $    12,301
                                                  ============  ===========

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

                                For the Three Months Ended   For the Nine Months Ended
                                --------------------------   -------------------------
                                  August 1,     August 2,      August 1,      August 2,
                                   1997           1996           1997           1996
                                   ----           ----           ----           ----
                                                    (Dollars in thousands)
Significant components of the
  income tax provision (benefit)
  attributable to operations
  are as follows:

Current Taxes:
  Federal                          $(492)         $  --          $(492)         $  --
  State and local                    (29)            --            (29)            --
  Foreign                            254            315            477            960
                                   -----          -----          -----          -----
    Total current                   (267)           315            (44)           960
                                   -----          -----          -----          -----

Deferred Taxes:
  Federal                            614           (580)           614           (790)
State and local                       75            (56)            75            (45)
  Foreign                             --             --             --             --
                                   -----          -----          -----          -----
    Total deferred                   689           (636)           689           (835)
                                   -----          -----          -----          -----

Total income tax provision         $ 422          $(321)         $ 645          $ 125
                                   =====          =====          =====          =====

Deferred income taxes reflect the net tax effects of changes in the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As described in Note B, as of the date of the mergers, a deferred tax asset was established representing the estimated future tax benefit anticipated to be realized from the use of Triple-I's net operating loss carryforward and deductible temporary differences and the Company's deductible temporary differences existing at the date of mergers to reduce anticipated taxable income of the Company to be realized subsequent to the mergers. The Company believes that it is more likely than not that such tax benefits will be realized based on the combined companies' past and anticipated future results of operations and after considering provisions of the tax law, such as the change in ownership provisions, that restrict the future use of Triple-I's tax benefits.

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

On May 15, 1997, the Company obtained a revolving line of credit, which is guaranteed by Volt, in the amount of $2,250,000 with Wells Fargo Bank. Advances under the line of credit bear interest at the higher of the prime interest rate or the federal funds rate plus 0.5%. There were no borrowings outstanding under this agreement as of August 1, 1997.

NOTE H--DISCONTINUED OPERATIONS

On January 2, 1997, the Company disposed of the assets and discontinued Digiflex, its advertisement delivery operation. Digiflex was acquired at the end of January 1996. The loss from discontinued operations includes an operating loss of $128,000 on revenues of $82,000 and a loss on disposal of $75,000; no realizable income tax benefits are available to be allocated to the loss. The results of operations for the period August 2, 1996 have been restated to reflect the discontinued operation. The loss from discontinued operations for the nine months ended August 2, 1996 includes an operating loss of $325,000, net of a tax benefit of $199,000, on revenues of $181,000.

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

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

As set forth in Note B in the accompanying financial statements, on January 29, 1996, Volt Information Sciences, Inc. ("Volt") assigned the capital stock of certain of Volt's foreign subsidiaries to the Company and each of Autologic, Inc. (together with such foreign subsidiaries, "Autologic") and Information International, Inc. ("Triple-I") were merged into the Company (such transactions being collectively referred to as the "Merger"). The acquisition of Autologic and the Volt subsidiaries has been accounted for under the pooling of interest method of accounting and the acquisition of Triple-I was accounted for under the purchase method of accounting. Accordingly, the Company's reported results of operations for all periods prior to January 29, 1996 reflect only the results of operations of Autologic. In addition, results prior to the Merger do not give effect to the elimination of interest theretofore charged by Volt to Autologic on intercompany borrowings (which borrowings were contributed to Autologic's capital prior to the Merger), the reduction in rent of a facility leased from Volt (under a new lease entered into in connection with the Merger), or cost savings from the aggregate amounts incurred by Autologic and Triple-I separately (such as from staff and facilities reductions and the ability of existing staff to absorb general and administrative functions previously provided by Volt and charged to Autologic) and other synergies implemented since the Merger.

Therefore, results of the combined operations for the nine months ended August 1, 1997 are not comparable to results for the nine months ended August 2, 1996 which (except for the last five days of the first quarter and the entire second quarter) reflect only the operations of Autologic.

In order to keep investors informed of the Company's future plans and objectives, this Report (and other reports and statements issued by the Company and its officers from time to time) contain certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements". The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement . The Company believes it is in the best interests of investors to take advantage of the "safe harbor" provisions of that Act. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance, and achievements to differ materially from those described or implied in the forward-looking statements. Factors, in addition to general economic and business conditions (both in the United States and in the overseas markets where the Company distributes products) that could cause or contribute to such differences include, but are not limited to, the Company's ability to meet competition in its highly competitive markets, intense price competition and pressure on margins; the Company's ability to maintain superior technological capability in markets characterized by rapidly changing technology and frequent new product introductions; the Company's ability to foresee changes and to identify, develop and commercialize innovative and competitive products and systems in a timely and cost effective manner, the continuing availability of components, sub-assemblies, parts and end items; the Company's ability to successfully expand its market base beyond its traditional newspaper market; the Company's ability to attract and retain certain classifications of technologically qualified personnel, particularly in the areas of research and development and customer service; and the Company's ability to generate cash flows and obtain financing to support its operations and growth (see "Management's Discussion and Analysis of Financial Condition and Results of Operations"); as well as other factors discussed from time to time in the Company's Annual Report on Form 10-K for the year ended November 1, 1996, and other Company reports thereafter filed with the Securities and Exchange Commission, including this Report.

Three months ended August 1, 1997 compared to three months ended August 2, 1996

Results of Operations

Revenues in the three months ended August 1, 1997 increased $815,000, or 3.8%, from the comparable period in the prior year due to an increase of $483,000, or 3.3%, in systems and equipment sales and an increase of $332,000, or 5.0%, in customer service and support. The higher systems and equipment sales are due primarily to increased sales due to the effect of increased efforts to improve domestic sales. The higher customer service revenue is due to the increased equipment sales and the associated service contracts which follow and contracts renewed during the quarter at higher revenues. The markets in which the segment competes are marked by rapidly changing technology, with sales in fiscal 1997 of equipment introduced within the last three years comprising approximately 87% of equipment sales.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Gross profit expressed as a percentage of sales from systems, equipment, customer service and support revenues increased by 6.6 percent points from 34.1% in 1996 to 40.7% in the third quarter of fiscal 1997. Gross profits from system and equipment sales increased from 39.0% to 47.5% as a result of the sale of a greater proportion of higher margin products. Customer service margins increased from 23.3% in 1996 to 25.8% in 1997 due to lower operating costs and higher revenues.

Operating expenses of $7,833,000 in the third quarter of fiscal 1997 have been reduced by $423,000, or 5.1% from $8,256,000 in the third quarter of 1996. Expressed as a percentage of sales, operating expenses decreased from 38.4% in the 1996 period to 33.6% in the 1997 period. The dollar and percentage decrease in operating expenses is due primarily to cost cutting and workforce reductions which have been implemented since the Merger.

The $28,000 increase in interest income in the third quarter of fiscal 1997 is due to higher average (over the three-month period) cash balances in fiscal 1997 than in the comparable period in the prior year.

The foreign exchange gain was $61,000 in fiscal 1997 compared to a loss in 1996 of $39,000. The gain in 1997 was due to favorable, and the loss in 1996 was due to unfavorable, currency movements in the European currency markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivables, sales and firm commitments, foreign currency options and forward contracts are purchased.

Other, income net decreased from $219,000 in the three month period in fiscal 1996 to $18,000 in fiscal 1997 due to the absence in 1997 of 1996 sundry items.

The provision for income tax for the three months of fiscal 1997 is due to both foreign and domestic taxable income, with a relatively high foreign rate and a domestic rate lower than the statutory rate, due to utilization in the three months of losses incurred in the first six months of 1997 for which no U.S. benefits were provided.

Nine months ended August 1, 1997 compared to nine months ended August 2, 1996

Results of Operations

In the nine month period ended August 1, 1997, revenues decreased by $3,557,000 or 5.6%, due to a $5,404,000, or 11.9%, decrease in sales of systems and equipment offset, in part, by an increase of $1,847,000, or 10.1%, of customer service sales. The decrease in system sales was due primarily to weaker sales in the foreign operations particularly in France, Germany and Sweden. The increase in customer service sales resulted primarily from the integration of the two merged businesses (thus adding Triple-I's revenue to Autologic's revenues). Had the Merger occurred at the beginning of fiscal 1996, revenues for the nine months ended August 2, 1996 would have been $75,000,000 compared to $60,322,000 for the nine months ended August 1, 1997. The markets in which the segment competes are marked by rapidly changing technology, with sales in fiscal 1997 of equipment introduced within the last three years comprising approximately 88% of equipment sales.

Gross margins improved 7.3 percentage points (from 32.2% to 39.5%) due to improved gross margins on systems and equipment and customer service. Systems and equipment gross margins increased by 8.9 percentage points (from 36.4% to 45.4%) due principally to the sale of a greater proportion of higher margin products. Customer service gross margins improved by 6.4% percentage points (from 21.5% to 27.9%) due primarily to workforce reductions.

The $879,000 increase in operating expenses from $21,123,000 in fiscal 1996 to $22,002,000 in fiscal 1997 is primarily a result of the combination of the operations of Autologic and Triple-I at the end of the first quarter of fiscal 1996 (the results for which the quarter included operating expenses of Autologic only). The operating expenses in the second and third quarter of 1997 have been lower than they were in the comparable periods in fiscal 1996. Operating expense expressed as a percentage of sales increased 3.4 percentage points (from 33.1% to 36.5%) due to the effects of the higher operating expenses and a decline in sales.

The restructuring charge of $700,000 relates principally to the termination of Autologic employees and the restructuring of its operations in connection with the Merger.

The $232,000 reduction in rent charged by Volt for a facility leased by the Company from Volt resulted from a new lease, entered into between the Company and Volt in connection with the Merger, effective January 29,1996. (See Note G of Notes to Condensed Consolidated Financial Statements).

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

The $188,000 reduction in general and administrative expenses charged by Volt resulted from substantially all of the services previously performed by Volt being performed since the Merger by the Company's internal staff, and to some extent, third-party providers.

The $26,000 reduction in interest income is due to a lower average (over the nine-month period) cash balance in fiscal 1997 versus the prior year.

The elimination of interest expense charged by Volt resulted from the contribution by Volt to Autologic of intercompany borrowings of Autologic prior to the Merger.

The foreign exchange gain was $195,000 in fiscal 1997 compared to a loss in 1996 of $382,000. The gain in 1997 was due to favorable, and the loss in 1996 was due to unfavorable, currency movements in the European currency markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivables, sales and firm commitments, foreign currency options and forward contracts are purchased.

Other expense, net increased from $141,000 in fiscal 1996 to $247,000 in fiscal 1997 due primarily to restructuring expenses incurred during 1997.

The tax provision in 1997 is 46.5% and is high due to tax on foreign tax jurisdictions.

See Note H of Notes to Condensed Consolidated Financial Statements on results of discontinued operations.

Liquidity and Capital Resources

During the nine months of fiscal 1997, cash from operating activities was provided in the amount of $2,519,000. While the Company reported a profit of $538,000 for the nine months of fiscal 1997, such profit was after deducting non-cash charges aggregating $3,224,000 including depreciation of $2,113,000, a provision for doubtful accounts of $692,000, and deferred income tax charges of $689,000. Accounts receivable and inventories were reduced by $4,501,000 and $3,470,000 respectively, generating a positive cash flow of $7,971,000 which was used primarily to reduce payable by $5,694,000 and accrued expenses by $1,097,000.

Investing activities used net cash of $1,595,000, with $1,705,000 being expended for the purchase of property and equipment offset by $110,000 received from the disposal of property and equipment.

As a result of the foregoing, during the nine months ended August 1, 1997, cash and cash equivalents increased by $1,843,000. The Company's working capital as of August 1, 1997 was $25,049,000, which includes $7,967,000 in cash and cash equivalents. These resources, along with the credit facility from Wells Fargo Bank discussed below, are anticipated to be sufficient to meet the Company's liquidity and capital needs for the near term in the normal course of business.

On May 15, 1997, the Company obtained a revolving line of credit, which is guaranteed by Volt, in the amount of $2,250,000 with Wells Fargo Bank. Under the terms and conditions of the line of credit, the Company may borrow from time to time, up to the full amount of the line with an interest at the higher of the bank's prime rate or the Federal Funds Rate plus .5%. There were no borrowings outstanding under this agreement as of August 1, 1997.

As part of the consolidation of operations and facilities, the Company's Board of Directors has approved the expenditure of up to $1,000,000 for communications, facilities and fixtures for plant renovation. Of this, approximately $860,000 has been incurred through August 1, 997. The Company has no other plans for significant capital expenditures other than expenditures in the normal course of business anticipated to be funded from ongoing operations.

                          PART II -- OTHER INFORMATION

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 1997 Annual Meeting of Shareholders held on June 9, 1997, shareholders:

(a) Elected the following to serve as Directors of the Corporation to serve until the 1998 Annual Meeting of the Shareholders, by the following votes:

                                        For             Vote Withheld
                                        ---             -------------
Leroy I. Bell                       5,362,066             224,846

Dennis D. Doolittle                 5,364,201             222,711

Alden L. Edwards                    5,363,001             223,911

James J. Groberg                    5,363,701             223,211

Brian W. LeClair                    5,363,981             222,931

Paul H. McGarrell                   5,363,481             223,431

Ralph S. Roth                       5,363,701             223,211

Jerome Shaw                         5,363,701             223,211

William Shaw                        5,363,501             223,411


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--Continued

 (b) approved the Corporation's 1995 Non-Qualified Stock Option Plan, by the following vote:

For:     5,329,182       Against:     234,992    Abstain:     22,738

(c) reported that a majority of the votes cast at the meeting were voted in favor of the resolution to ratify the action of the Board of Directors in appointing Ernst & Young LLP as the Corporation's independent public accountants for the fiscal year ending October 31, 1997 by the following vote:

For:     5,585,078       Against:     671        Abstain:     1,163


ITEM 5 -- OTHER INFORMATION

On September 3, 1997 Ralph Roth resigned as a Director and was replaced by Eugene Falk.

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        15 Independent Accountants' Report on Review of Interim Financial Information from Ernst & Young LLP

        27     Financial Data Schedule

(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed during the quarter ended August 1, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AUTOLOGIC INFORMATION INTERNATIONAL, INC.


Dated: Thousand Oaks, California
       September 12, 1997

                                       BY: /s/ ANTHONY F. MARRELLI
                                          --------------------------------
                                          Anthony F. Marrelli
                                          Vice President and Chief
                                          Financial Officer