Form 10-K
period 1997-10-31
AUTOLOGIC INFORMATION INTERNATIONAL INC
filed 1998-01-29
CIK 1003477

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 (No Fee Required) For the fiscal year ended October 31, 1997

        Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (No Fee Required)

For the transition period from ______________________ to _____________________

Commission File No. 0-29396

                    AUTOLOGIC INFORMATION INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                           13-3855697
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

1050 Rancho Conejo Boulevard, Thousand Oaks, CA                   91320
------------------------------------------------                ----------
    (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:          (805) 498-9611

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock ($0.01 par value)
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the Registrant as of January 15, 1998 (based on the closing price on the NASDAQ National Market on that date) was approximately $13,800,000 (based on the number of shares outstanding on that date exclusive of all shares held beneficially by Registrants' 59% shareholder and executive officers, directors and their spouses, without conceding that all such persons are "affiliates" of the Registrant).

The number of shares of common stock outstanding as of January 15, 1998 was 5,787,970.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 1998 Annual Meeting are incorporated by reference into Part III of this Report. and Part II of this Report.

PART I

ITEM 1.  BUSINESS

Autologic Information International, Inc. and its subsidiaries (collectively "aii" or the "Company") design, develop, manufacture, assemble, integrate, market, sell and service computerized imagesetting, publication systems equipment and software that automate the various prepress production steps in the publishing process. aii believes that it is an industry leader in prepress systems. aii's products are primarily marketed and sold to the newspaper publishing industry, the commercial printing industry and other organizations having internal publishing facilities. aii has traditionally focused its efforts on high-volume and deadline-driven customers. The Company is seeking to utilize its core capabilities to expand into the lower-volume, less time-sensitive portion of the commercial publishing and electronic document transmission markets, while retaining a leadership role in its primary market. Although competition is more intense in these additional markets, they are expanding markets and the Company believes that significant opportunities exist therein. The Company's strategy to meet this competition is to enter niche markets where the Company's strengths can most effectively meet customers' requirements.

History

aii was incorporated in Delaware on September 15, 1995 as Autologic, Incorporated and changed its name on November 8, 1995. On January 29, 1996, Volt Information Sciences, Inc. ("Volt") caused its wholly-owned California subsidiary, also named Autologic, Incorporated ("Autologic"), to be merged with and into aii and simultaneously caused all of the capital stock of certain foreign subsidiaries of Volt (whose business was related to that of Autologic) to be transferred to aii. Also, on January 29, 1996, Information International, Inc. ("Triple-I"), a publicly held company, was, pursuant to a vote of its stockholders, also merged with and into aii, as a result of which the former owners of Triple-I became the owners of 41% (with Volt owning the remaining 59%) of the then outstanding common stock of aii. The Merger Agreement among Triple-I, Autologic and Volt provides that upon the issuance of 1,000 shares of common stock by the Company upon the exercise of stock options granted by Triple-I prior to the Merger, 590 shares of common stock are to be issued to Volt under the terms of the Merger Agreement to partially offset the dilution caused by the option exercises. Such option exercises have not, to date, been material and Volt's present ownership remains at approximately 59% of aii's outstanding common stock. The foregoing formation transactions are collectively referred to as the "Merger".

RESULTS OF OPERATIONS FOR FISCAL 1997 REFLECTS THE OPERATIONS OF aii (THE COMBINED OPERATIONS OF AUTOLOGIC AND TRIPLE-I). SINCE THE MERGER OCCURRED ON JANUARY 29, 1996, RESULTS OF OPERATIONS FOR FISCAL 1996 REFLECT ONLY NINE MONTHS OF COMBINED OPERATIONS AND THREE MONTHS (NOVEMBER 4, 1995 THROUGH JANUARY 29,
1996) OF AUTOLOGIC'S OPERATIONS ON A "STAND ALONE" BASIS. RESULTS FOR FISCAL YEARS PRIOR TO 1996 REFLECT ONLY THE OPERATIONS OF AUTOLOGIC AND DO NOT REFLECT THE OPERATIONS OF TRIPLE-I. ACCORDINGLY, THE COMPANY BELIEVES THAT INFORMATION CONTAINED HEREIN WHICH COMPARES RESULTS FOR PERIODS BEFORE AND AFTER THE MERGER ARE NOT COMPARABLE AS THEY DO NOT REFLECT COMPARABLE BUSINESS STRUCTURES. IN ADDITION, DURING THE PERIOD SUBSEQUENT TO THE MERGER (PRIMARILY IN FISCAL 1996 AND, TO A SIGNIFICANTLY LESSER EXTENT, IN FISCAL 1997), THE COMPANY EFFECTED VARIOUS RESTRUCTURINGS THAT RESULTED IN THE INCURRENCE OF CERTAIN NON-RECURRING CHARGES TO EARNINGS WHICH ALSO AFFECTS THE COMPARABILITY OF RESULTS OF OPERATIONS FOR THE REPORTED PERIODS. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN ITEM 7 OF THIS REPORT.

The purpose of the Merger was to produce cost savings and synergies to help the combined entity face the intense competition that each of Autologic and Triple-I were facing separately. While actions taken by aii following the Merger have, in fact, resulted in significant cost savings, competitive pressures have further increased, resulting in increased price competition on some products. In addition (i) although workforce reductions have been implemented to eliminate duplicate staffs (reducing the workforce by 26% since the Merger) and to further reduce overhead costs, in a few areas, certain specialized employees left the Company's employ, which caused delays in developing certain new products, (ii) aii's increased size (over that of Autologic and Triple-I individually) has enabled it to increase its purchasing power beginning in fiscal 1997 and (iii) although aii has combined various facilities and other aspects of the businesses of Autologic and Triple-I, it has not yet been able to sublet Triple-I's former headquarters in Los Angeles, while the Company is actively marketing that property.

Management continues to take steps to address these issues, including expanding aii's revenue base through the utilization of its core capabilities to expand into niche portions of the lower-volume, less time sensitive commercial publishing and electronic document transmission markets. A new product, the Laser Cinema Recorder ("LCR") was introduced during the year. The machine is used to create master motion picture film from computer generated images and has been used in a number of recent major motion pictures such as Warner Brother's "Batman and Robin" and "Contact"; Universal's "Dante's Peak"; Fox/Paramount's "Titanic"; and Buena Vista's "Con Air", "George of the Jungle", and "Grosse Pointe Blank". Increased shipment of LCR units are expected during the coming year. The Company continues to further reduce manufacturing costs by implementing product modifications and negotiating better prices with its suppliers, and reducing other costs. However, there can be no assurances that the Company's efforts will be successful.

In order to keep investors informed of the Company's future plans and objectives, this Report (and other reports and statements issued by the Company and its officers from time to time) contain certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements". The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes it is in the best interests of investors to take advantage of the "safe harbor" provisions of that Act. Although the Company believes that its expectations are based on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance, and achievements to differ materially from those described or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the Company's ability to effectuate further the synergies and costs savings intended by the Merger, general economic and business conditions in the United States and in the overseas markets where the Company distributes products, including the impact of the major economic problems currently occurring in Asia; the impact of the strengthening dollars in international prices (see "Customers", below); the Company's ability to successfully expand its market base beyond its traditional newspaper market (see "Customers", below); potential changes in customer spending and purchasing policies and practices (see "Customers", below); the continuing availability of components, sub-assemblies, parts and end items, risks inherent in new product introductions, such as start-up delays, uncertainty of customer acceptance and dependence on third parties for some components (see "Manufacturing and Assembly", below); the Company's ability to maintain superior technological capability (see "Research and Development", below); the Company's ability to foresee changes and to identify, develop and commercialize innovative and competitive products and systems in a timely and cost effective manner and achieve customer acceptance, in markets characterized by rapidly changing technology and frequent new product introductions (see "Research and Development", below); the Company's ability to meet competition in its highly competitive markets with minimal impact on prices and margins (see "Competition", below); the Company's ability to attract and retain certain classifications of technologically qualified personnel, particularly in the areas of research and development and customer service (see "Employees", below); and the Company's ability to generate cash flows and obtain financing to support its operations and growth (see "Management's Discussion and Analysis of Financial Condition and Results of Operations"). These and certain other factors are discussed from time to time in this Annual Report on Form 10-K and other Company reports thereafter and hereafter filed with the Securities and Exchange Commission, including this Report, although the Company does not assume an obligation to update the factors discussed in this Annual Report.

Products and Services

In general, aii's systems consist of computers and computer-based products used for scanning images, storing and retrieving computerized text and images, rasterizing of the text and images and controlling output of those elements to various output devices, such as laser imaging systems, proofers, platemakers and document distribution systems. The principal imaging device sold by the Company is the 3850 film recorder which is manufactured by aii. The Company is currently in the process of developing its own proprietary computer-to-plate imager for the newspaper market based on its existing imaging and manufacturing technology. The Company also manufactures a scanner, the APS 3750, and a variety of hardware and software interface products that enable different computers and other products to communicate and transfer information efficiently. To meet the specific requirements of its customers, the Company's products can be integrated into complete systems, integrated with a customer's existing products (whether previously purchased from aii or from another vendor), or sold and used individually as "stand alone" units.

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

aii's family of products is based on the "open system" concept of total product line integration, enabling the Company's current products to be integrated with the current products of aii and other vendors, as well as with many older systems still in use by aii's customers and, as technologies change and new products come on the market, they remain compatible with and complementary to a customer's previously installed systems. To ensure customer service for its products on a worldwide basis, aii maintains, either itself or through its distribution network, offices worldwide with trained technicians and spare parts inventories. aii's service and support network provides remote diagnostics and on-line assistance using state-of-the-art telecommunication links, as well as on-site repair capabilities. aii also provides a full range of customer education and training programs on the hardware and software components of the systems it sells.

The following table shows, for the last three fiscal years, the relative contribution of systems and equipment sales and of technical support and service revenues to the total revenues of aii and, for the period prior to January 29, 1996, of Autologic :

                                                        For the Fiscal Year Ended
                                                        -------------------------
                                                 October 31,  November 1,   November 3,
                                                    1997         1996          1995
                                                    ----         ----          ----
                                                             (Dollars in thousands)
Systems and equipment sales                          67%          72%           74%
Technical support and service revenues               33%          28%           26%
                                                    ---          ---           ---
                                                    100%         100%          100%
                                                    ---          ---           ---

The Company's principal product and service lines are:

LASER IMAGING SYSTEMS. Laser imaging systems incorporate text and graphics and image them on film or plates which can be used for printing. They consist of one or more raster image processors ("RIPs"), which interpret page description instructions of what the printed page will look like, and one or more output recorders, which use lasers to image onto film or printing press plate material. aii offers a family of high performance RIPs based on Harlequin Ltd.'s implementation of the PostScript page description language (the programming language which has become a publishing industry standard). aii has also expanded its RIP and server offerings to include Adobe's PDF and PostScript3 technology in its product line. RIPs are interfaced to a variety of output recorders (which are either manufactured by aii or purchased from other manufacturers) to form complete laser imaging systems (for the simplest system, one RIP and one output recorder together constitutes one laser imager). aii also integrates imagers, proofers, scanners and platemakers of other manufacturers to create complete systems to satisfy customer requirements in various segments of the publishing industry. aii designs and manufactures its 3850 family of laser imagers and purchases other models of imagers for resale to customers.

COMPUTER-TO-PLATE. The Company announced the APS 3850 Computer-to-Plate ("CTP") Imaging System at a European newspaper trade show held in Amsterdam in October 1997. CTP is an emerging imaging technology enabled by customer progress in digital workflow, data transmission, and conversion to open systems - all areas in which aii has product offerings. The Company expects that the demand for CTP imagers will grow over the coming years, including replacement of older equipment, accompanied by a moderation of demand for film imagesetters such as the 3850. The combined CTP and film setter sales will represent an increase over today's sales volumes. The design is based on the Company's 3850 film recorder technology and manufacturing capability with significant commonality with the imagers currently in full production at aii. Initial deliveries are scheduled for aii's second quarter of fiscal year 1998 with full production in the later part of the year. The CTP imager will address the needs of newspapers which want to eliminate the film processing step to improve deadlines, improve print quality and reduce costs. The Company believes that this imaging system is a natural addition to aii's existing and future workflow offerings.

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

GRAPHICS SERVERS AND CONTROLLERS. Graphics servers and controllers are computer-based systems which store and retrieve high resolution images and graphic elements, merge those images and elements with other components into page description instructions and control and optimize the flow of page description instructions among multiple RIPs and multiple laser imaging systems. They also monitor and report the status of page imaging and production bottlenecks or problems with any specific job or piece of equipment, which can then be corrected. The Company's server products are being enhanced to incorporate Adobe technology.

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

APS LASER CINEMA RECORDER. The APS Laser Cinema Recorder ("LCR") is an "output" device that images directly onto 35mm film and Vista Vision motion picture film formats. These film formats, unlike graphic arts films used in other aii recorders, are used in the video and cinema industries. Studios (which process their own recordings) and post production houses (operating as service bureaus for outside studios) use the LCR when there are requirements for large scale digital motion picture post production work. There is an increasing demand for digital post production work and digital effects onto film due to special effects, the increase in animation and graphics manipulation requirements within the video and cinema industries. Older recorders (CRT technology) required two steps for imaging and two generations of film thereby causing quality degradation and slow turnaround. The APS Laser Cinema Recorder (laser technology) images in one step, with greater light energy and a much sharper spot thereby providing higher quality, improved color fidelity, and significantly improved throughput speeds. Feature movies or films that have incorporated LCR images include Warner Brother's "Batman and Robin" and "Contact"; Universal's "Dante's Peak"; Fox/Paramount's "Titanic"; and Buena Vista's "Con Air", "George of the Jungle", and "Grosse Pointe Blank". Over one million frames (more than 10 hours of screen time) have been produced by APS Laser Cinema Recorders since January 1997.

XITRON, INC. Xitron, Inc. is a wholly owned subsidiary of the Company, sells RIP's, imager interfaces, server software and imager integration services to OEM's, distributors and other third party resellers. Xitron is the Company vehicle for selling to the lower end of the pre-press markets through a different distribution and support approach. Xitron's products are unique and distinct from the aii system products, but procurement contracts, support agreements, engineering developments and other services are shared with Xitron to minimize effort and reduce costs.

TECHNICAL SUPPORT AND SERVICE. aii maintains a worldwide technical support and service organization which supports and services aii's products. Technical support is headquartered in Thousand Oaks, California, with regional facilities in Ann Arbor, Michigan; Norcross, Georgia; Burlington, Massachusetts and has offices throughout the United States and in parts of Europe, Latin America, the Pacific Rim and the Middle East. Elsewhere, distributors and agents sell and service aii products within their respective territories.

aii believes its products enjoy a good reputation for high performance, image quality and reliability in high volume production environments.

Marketing and Sales

Marketing and sale of aii's products within the United States, Mexico and Canada is provided by aii's direct sales force. In Latin America, sales are made by distributors directed from aii's headquarters in Thousand Oaks, California. Marketing and sales are conducted by aii's direct sales force in some parts of Europe and Australia, and through independent foreign distributors elsewhere. aii has a European operations headquarters near London, England, which manages aii's European operations in the United Kingdom, France, Germany, Spain, Sweden and Israel and selects, trains and supports distributors for other European, Mid-Eastern and African countries. aii's Pacific operations headquarters in Sydney, Australia provides a similar function for Australia, New Zealand, Asia and the Pacific Rim countries. Both European and Pacific operations report to aii's corporate headquarters in California.

aii attends trade shows, each year, both domestic and international, to demonstrate and sell its equipment and to interact with customers and prospects regarding future needs.

Customers

aii's products are primarily marketed and sold to the newspaper publishing industry, the commercial printing industry and other organizations having internal publishing facilities. In fiscal 1997, aii sold its products and provided service for its products to more than 1,700 customers worldwide, none of whom accounted for more than 10% of aii's revenues. aii typically maintains ongoing relationships with its customers, providing additional products, additions, enhancements, service, support and spare parts for the life of the product.

aii's products are manufactured and assembled principally in the United States and are sold to end users abroad both by the Company (including certain foreign subsidiaries and operations of the Company) and by unaffiliated foreign distributors. Sales made outside the United States by aii of products manufactured or assembled in the United States, together with export sales by aii directly to unaffiliated foreign customers, amounted to $38.4 million in fiscal 1997, $46.2 million in fiscal 1996, and $36.2 million in fiscal 1995. Foreign sales are affected by the relative strength of the U.S. dollar against currencies of its customers and competitors.

At times in the past, both Autologic and Triple-I were adversely affected by general economic recessions in the United States and in other countries where aii's products are sold. In addition, a significant portion of aii's business is in the newspaper publishing industry, which has, at times in the past, experienced significant downturns during recessions. Newspapers continuously seek to reduce costs and expenditures to offset increased newsprint costs, intense competition for advertising revenues and reduced readership of the smaller number of newspapers, especially in the United States. These factors have resulted, at times, in reductions in equipment purchases by aii's traditional customers, adversely affecting aii's performance. However, during 1997, newspapers experienced increased advertising revenues and increased page counts. These developments and the effect of the Year 2000 issue on older equipment which cannot correctly process date information after 1999 could require replacement of equipment and may have a positive effect on the Company as newspapers make additional capital expenditures.

Backlog

aii's backlog of orders believed to be firm as of October 31, 1997 was $10.1 million, including $2.4 million for Laser Cinema Recorders (which the Company introduced in 1997), as compared to $7.1 million as of November 1, 1996 and Autologic's backlog of $5.9 million as of November 3, 1995. All of the Company's backlog is expected to be filled during fiscal 1998.

Manufacturing and Assembly

aii's products are manufactured and assembled principally at the Company's leased facilities in Thousand Oaks, California. The general components of aii's products are primarily central processing units, imagers, disk drives, memory, network interfaces and scanners, each of which are generally available from numerous suppliers under various types of purchasing relationships. These are either purchased as complete units or are assembled from sub-assemblies, parts and end items produced by others, most of which are also available from numerous suppliers. For the Company's 3850 film recorder and APS 3750 scanner, optics and some other unique products are only available from a few suppliers but there are no current shortages, although there are typically long lead times for some products. Certain major components of the LCR are available from only one supplier, however alternatives are being explored. aii is not dependent upon any particular supplier for its overall product lines and is not dependent on the products of any specific vendor in order to conduct its business activities. aii manufactures its 3850 imager family of products, as well as other parts and sub-assemblies, in particular, those with a high degree of complexity or special functions not available from external sources.

Research and Product Development

aii is engaged in a considerable amount of research and product development, principally in the field of hardware and software engineering, which is performed at its facilities in Thousand Oaks, California; Burlington, Massachusetts; and at the facilities of its Xitron subsidiary in Ann Arbor, Michigan. The markets in which aii competes are marked by rapidly changing technology. As a result, the Company's success will continue to depend, in part, upon its ability to maintain a superior technological capability, foresee changes and continue to identify, develop and commercialize innovative and competitive products and systems.

Except in certain instances involving customer requested enhancements and, on occasion, except for specific products developed at the request of a customer, all research, product development and engineering is Company-sponsored. Approximately 15% of aii's employees are technical professionals, most of whom have professional degrees. Collectively, these employees spend the majority of their time engaged in the engineering and development of new products, and the balance of their time in support and improvement of existing systems, including new options and features. The amount expended by aii for product development activities during fiscal 1997 was approximately $6.3 million, during fiscal 1996 was approximately $4.3 million and during fiscal 1995 was approximately $3.0 million (such expenditures for fiscal 1996 reflect nine months of combined operations of Autologic and Triple-I while three months of Autologic's operations on a "stand alone" basis and expenditures for 1995 reflect only the operations of Autologic and do not reflect the operations of Triple-I).

Nevertheless, there can be no assurance that aii will be successful in developing new or improved products to address changing technological requirements, that aii can introduce such products on a timely basis, that aii's existing products will continue to be competitive, that aii will be able to adapt existing products to technological change and competition, or that products that are developed can be successfully and profitably marketed. Furthermore, technology changes may affect aii's ability to sell its inventories at appropriate margins and/or require write-offs or write-downs of inventories.

Competition

The Company operates in a highly competitive marketplace with many competitors. aii's position in its markets depends largely upon its reputation, the quality, design and pricing of its products, its ability to maintain high level technological capabilities, foresee market changes and continue to identify, develop and commercialize innovative and competitive products and systems, and the timeliness of its deliveries and its field service. Technological advancements, "open system" architecture (which allow customers to assemble standardized component products themselves from several different sources) and general market conditions have increased price competition. A number of firms, some of which are substantially larger and have substantially greater financial resources than aii, manufacture one or more prepress products competing with each of aii's prepress products. Some of these competitors sell their products as complete prepress systems, for some of which aii has no competing systems. Other competitors grant significant discounts of their products which compete with aii's products in order to promote sales of ancillary products as to which aii has no competing product. In an endeavor to counter these trends, aii has expanded its product offerings to encompass a wider range of price/performance options and is seeking to utilize the dealer channels being developed by its Xitron subsidiary; however, there can be no assurances that these efforts will prove successful.

As a result of this intense competition, as well as changing patterns of customer purchasing which have produced an industry-wide trend toward the purchase of open systems, the industry, including aii, has experienced downward pressure on profit margins on sales of equipment and software. In addition, aii's base models of 3850 imagers (the only line of imagers manufactured by the Company), introduced by Triple-I approximately five years ago, is subject to intense competition from products developed by competitors, resulting in downward pressures on profit margins. The Company has introduced improved versions of its 3850 imagers and is seeking to reduce costs to improve profit margins. However, it is likely that competition will continue to increase and that the downward pressures on gross profit margins on aii's sales of systems and equipment will continue. To counter this pattern, the Company is striving to reduce costs while designing and marketing cost justifiable products for its customer and market segment (See "Employees", below).

Gross profit margins on customer services have likewise been under considerable pressure in recent years. The pressure on customer service gross profit margins is attributable, in part, to the industry trend towards using "open systems" which enable the user to service some equipment in-house and, because such products are more software oriented, obtain some service from aii through remote data transfer rather than on-site. Steps taken during fiscal 1997 resulted in improved customer service gross profit margins for aii but there can be no assurance that this trend will continue or that the Company can continue current margin levels.

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

Because lead times in the industry in filling customer orders are becoming shorter, while lead times in offering certain specialized components are not being reduced, manufacturers, including aii, may experience a greater dependence than in the past on accurate short-term sales forecasts in order to avoid carrying an excess of inventory at any given time which could require the need for additional working capital or, in the event that a product or products becomes obsolete, could lead to inventory write-downs or write-offs. There can be no assurance, given the rapid pace of changes in technology at which new products are introduced in the market that aii will not in the future experience either excess inventory (and a concomitant need for additional operating funds) or obsolescence of inventory. Any such write-offs or write-downs could have a materially adverse effect on aii's results of operations for the quarterly or annual periods in which any such loss occurs, as well as on aii's financial position.

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

Employees

As of January 16, 1998, aii had 410 full-time employees, of which 306 were in the United States and Canada and 104 were in international offices, as compared to a combined work force (of Autologic and Triple-I) of 543 full-time employees, of which 437 were in the United States and Canada and 106 were in international offices, prior to the Merger. Of the Company's employees, as of January 16, 1998, 60 were engaged in research, product development and engineering; 82 in sales and marketing; 141 in customer support; 66 in manufacturing; and 61 in administration.

The Company's success is dependent, in part, upon its ability to attract and retain technologically qualified personnel who possess the specialized skills required by aii, particularly in the areas of research and development and customer support, for which there is substantial competition. Although aii has not had and does not anticipate any shortages of most categories of technical personnel at this time, the loss of certain key employees in specialized fields following the Merger resulted in some delays in completing certain new products. There can be no assurance that aii will continue to be successful in recruiting and retaining personnel of the requisite caliber and in adequate numbers. Management currently believes that its relations with its employees is good.

ITEM 2.  PROPERTIES

aii's principal facilities are located in approximately 134,000 square feet of leased space in Thousand Oaks, California, which houses its principal executive offices, its manufacturing, engineering and computer software development operations, and its west coast servicing facilities. These facilities are leased from a subsidiary of Volt under a lease which expires in January 1999 at a rental which is to be based upon prevailing rentals charged in the area. Pursuant to the terms of the lease, as amended, in December 1996, aii's Board of Directors established a new rental rate based on prevailing rates in the general area, which resulted in a slight decrease in rent. During the remaining term of the lease, aii's Board of Directors may again, unilaterally, but in good faith and utilizing certain reasonableness standards, redetermine whether there should be a further increase or decrease in the base rent and/or increase (if the space is then available) or decrease the amount of rented space.

aii also leases space in Ann Arbor, Michigan (7,600 square feet under a lease that expires in 2000), where its Xitron subsidiary is located; Norcross, Georgia (3,300 square feet under a lease that expires in 1998), which serves as a regional service office; Burlington, Massachusetts (15,500 square feet under a lease that expires in 2001), which serves as regional sales and service office, as well as a research and development facility; Des Plaines, Illinois (2,000 square feet under a lease that expires in 2001), which serves as a regional service office. While still under lease by aii at least until October 1999 (provided a right to cancel the lease at that time is exercised), Triple-I's former headquarters in Los Angeles, California (52,000 square feet) is being marketed for sub-lease. aii also maintains sales and service offices at various foreign locations (an aggregate of 43,000 square feet under leases which expire from 1998 to 2010).

aii believes that its facilities and equipment are well maintained and adequate to meet its current requirements.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently party to any material litigation or proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers

WILLIAM SHAW, 73, has been Chief Executive Officer and Chairman of the Board of the Company since January 24, 1996. He is also a founder of Volt, serving as its President and Chairman of the Board for more than the past five years and has been employed in executive capacities by Volt and its predecessors for over forty years. He is the brother of Jerome Shaw, a Director of the Company.

DENNIS D. DOOLITTLE, 53, has been President of the Company since March 3, 1997 and has been Chief Operating Officer and Vice Chairman of the Board of the Company since January 24, 1996. He has served as a Director of the Company since November 13, 1995. He served as President of Autologic from 1990 until the Merger. Prior to that he served as Senior Vice President-Engineering from 1989 to 1990 and Vice President-Engineering from 1986 to 1989 of Autologic.

ANTHONY F. MARRELLI, 50, joined the Company as Chief Financial Officer in November 1996 and became Vice President on January 6, 1997. Prior to joining the Company, he served in a senior financial capacity for several publicly traded and privately owned companies from June 1980 to November 1996. From June 1974 to June 1980, Mr. Marrelli was a practicing public accountant with the firm of Coopers & Lybrand. Mr. Marrelli is a Certified Public Accountant in the State of California.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the NASDAQ National Market (NASDAQ Symbol--aiiI). The following table sets forth the high and low prices of the Company's common stock (periods prior to January 29, 1996 reflect market prices of Triple-I on a "stand alone" basis) as reported by NASDAQ, and reflects interdealer prices, without retail mark-up, mark-down or commission:

                                  November 2 - October 31        January 1 - November 1
                                          1997                            1996
                                  -----------------------        ----------------------
Fiscal Period                       High           Low              High         Low
                                    ----           ---              ----         ---
First Quarter                       $6 1/8       $4 1/4           $12          $9
Second Quarter                       5 1/2        3 7/8            10 1/2       7 3/4
Third Quarter                        6 3/4        4 1/4             8 1/2       7 1/2
Fourth Quarter                       8            5 7/8             8 1/2       5 1/2

The approximate number of record holders of the Company's common stock at January 15, 1998 was 690.

No cash dividends have been declared by aii or its predecessors during the reported periods. The Company does not anticipate paying cash dividends, but intends to retain any future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements, terms of any debt instruments then in effect and such other factors as the Company's Board of Directors may deem relevant at the time.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data as of and for the five years ended October 31, 1997 have been derived from the financial statements which have been audited by Ernst & Young LLP, independent auditors. Since the Merger occurred on January 29, 1996, results of operations for fiscal 1996 reflect only nine months of combined operations and three months (November 4, 1995 through January 29, 1996) of Autologic's operations on a "stand alone" basis. Results for fiscal years prior to 1996 reflect only the operations of Autologic and do not reflect the operations of Triple-I. Accordingly, the Company believes that information contained herein which compares results for periods before and after the Merger are not comparable as they do not reflect comparable business structures. In addition, during the period subsequent to the Merger (primarily in fiscal 1996 and, to a significantly lesser extent, in fiscal 1997), the Company effected various restructurings that resulted in the incurrence of certain non-recurring charges to earnings which also affects the comparability of results of operations for the reported periods. The selected financial data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the notes thereto.

                                                         As of and for the Fiscal Year Ended
                                                         -----------------------------------
                                           October 31,    November 1,   November 3,    October 28,   October 29,
                                              1997           1996         1995(3)          1994           1993
                                              ----           ----         -------          ----           ----
                                                    (Dollars in thousands, except per share amounts)
Operating Results:
Revenues                                    $ 84,626       $ 88,880       $ 70,405       $ 65,323       $ 59,340
                                            --------       --------       --------       --------       --------

Operating profit (loss)
  from continuing operations (1)               3,107         (3,223)      $ (1,787)      $   (847)      $   (203)

Interest on debt to Volt (2)                      (2)          (583)        (2,591)        (1,962)        (1,793)
Other income (expense)                            23           (632)           270           (132)          (492)
                                            --------       --------       --------       --------       --------
Income (loss) from continuing
  operations before income taxes               3,128         (4,438)        (4,108)        (2,941)        (2,488)
Income tax provision                           1,473            125            877            521            132
                                            --------       --------       --------       --------       --------

Income (loss) from continuing
  operations                                $  1,655       $ (4,563)      $ (4,985)      $ (3,462)      $ (2,620)

Loss from discontinued operations               (203)          (428)            --             --             --
                                            --------       --------       --------       --------       --------

Income (loss) before cumulative effect
  of a change in accounting                    1,452         (4,991)        (4,985)        (3,462)        (2,620)

Cumulative effect of a change in
  accounting for income taxes                     --             --             --             --            186
                                            --------       --------       --------       --------       --------
Net income (loss)                           $  1,452       $ (4,991)      $ (4,985)      $ (3,462)      $ (2,434)
                                            ========       ========       ========       ========       ========

Net income (loss) per share from
  continuing operations                     $   0.28       $  (0.88)      $  (1.49)      $  (1.03)      $  (0.79)

Net loss per share from
  discontinued operations                      (0.03)         (0.08)            --             --             --
                                            --------       --------       --------       --------       --------
Net income (loss) per share                 $   0.25       $  (0.96)      $  (1.49)      $  (1.03)      $  (0.79)
                                            ========       ========       ========       ========       ========

Total assets                                $ 53,596       $ 59,285       $ 31,691       $ 30,215       $ 26,209


(1) Includes expenses charged from Volt of $1,048 (1997), $1,246 (1996), $2,601
    (1995), $2,538 (1994), and $2,061 (1993).

(2) A substantial portion of indebtedness to Volt was incurred prior to 1987. All indebtedness to Volt was contributed to Autologic's capital upon completion of the Merger. Accordingly, interest on such indebtedness has been substantially eliminated following the Merger.

(3) The 1995 fiscal year was comprised of 53 weeks; fiscal years 1993, 1994, 1996 and 1997 were each comprised of 52 weeks.

(4) No dividends have been declared by aii or Autologic during the five years ended October 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

As set forth in Note B in the accompanying financial statements, on January 29, 1996, Volt Information Sciences, Inc. ("Volt") assigned the capital stock of certain of Volt's foreign subsidiaries to the Company and each of Autologic, Inc. (together with such foreign subsidiaries, "Autologic") and Information International, Inc. ("Triple-I") were merged into the Company (such transactions being collectively referred to as the "Merger"). The acquisition of Autologic and the Volt subsidiaries has been accounted for under the pooling of interest method of accounting and the acquisition of Triple-I was accounted for under the purchase method of accounting. Accordingly, the Company's reported results of operations for all periods prior to January 29, 1996 reflect only the results of operations of Autologic. In addition, results prior to the Merger do not give effect to the elimination of interest theretofore charged by Volt to Autologic on intercompany borrowings (which were contributed to Autologic's capital prior to the Merger), the reduction in rent of a facility lease from Volt (under a new lease entered into in connection with the Merger), or cost savings from the aggregate amounts incurred by Autologic and Triple-I separately (such as from staff and facilities reductions and the ability of existing staff to absorb general and administrative functions previously provided by Volt and charged to Autologic) and other synergies implemented and being implemented since the Merger. Accordingly, results prior to January 29, 1996 are not reflective of the operations of the Company subsequent to such date.

The information which appears below relates to prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods. Management has made no predictions or estimates as to future operations and no inferences as to future operations should be drawn.

Fiscal year ended October 31, 1997 (52 weeks) compared to the fiscal year ended November 1, 1996 (52 weeks)

Results of Operations

The Company had income before taxes and discontinued operations of $3,128,000 in 1997 compared to a loss before taxes and discontinued operations of $4,438,000 in 1996 (which, as reflected below, included $1,600,000 of non-recurring expenses). Included in the loss for the year ended November 1, 1996 was interest expense of $583,000 on loans from Volt (which are no longer outstanding), rent of $1,022,000 (which was reduced to $781,000 after the merger), a restructuring charge of $700,000 in connection with the Merger, and general and administrative expense of $224,000 to Volt (the services related to which are, since the Merger, being substantially performed by the Company's internal staff and, to some extent, by third party providers).

In fiscal 1997, revenues decreased by $4,254,000, or 4.8%, to $84,626,000. The decrease in revenues resulted from a $6,952,000, or 10.9%, decrease in sales of systems and equipment offset by an increase of $2,698,000, or 10.7%, in customer service sales. Had the Merger occurred at the beginning of fiscal 1996, 1996 sales would have been $99,013,000. The decrease in sales of systems and equipment was due primarily to a general softness in the European and Pacific markets. The increase in customer service sales resulted primarily from the integration of the two business (thus adding Triple-I's revenues to Autologic's revenues) and increased customer network server sales. International revenues (shipments and support services to customers located outside the U.S.) decreased as a percentage of revenues, from 60.2% in fiscal 1996 to 53.1% in fiscal 1997.

Gross margins improved 9 percentage points, from 31.2% in fiscal year 1996 to 40.2% in fiscal year 1997. The gross margin improvement relates to systems and equipment which increased 11.1 percentage points to 46.5% and customer service which increased 7 percentage points to 27.6%. The improvement in system's margins was due primarily to less discounting of imaging systems than in the prior year and lower manufacturing costs. However, the imaging systems segment of the prepress industry continues to be affected by rapid technological change, open systems architecture, increased third party distribution and oversupply, which leads to intense price competition and may affect the Company's ability to improve margins in the future. Sales in fiscal 1997 of equipment introduced within the last three years comprised approximately 86% of equipment sales. The improvement in customer service margins was due principally to consolidation of staff since the Merger, increased gross margin on spare parts and the increase in customer network server sales.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Operating expenses increased by $580,000, or 2.7%, to $22,215,000 in fiscal 1997. Expressed as a percentage of sales, operating expenses increased from 24.3% in fiscal 1996 to 26.2% in fiscal 1997 due primarily to a decline in sales and the slightly higher level of expenditures in administrative expense and the inclusion of four quarters of goodwill amortization relating to the Merger in fiscal 1997 ($551,000) compared to three quarters ($413,000) in fiscal 1996.

Research, development and engineering expenditures in fiscal 1997 increased $537,000, or 7.3%, to $7,918,000 from $7,381,000 in fiscal 1996. Expressed as a percentage of revenues, these expenses increased from 8.3% in fiscal year 1996 to 9.4% in fiscal 1997. The increase was due primarily to the overall product line which was expanded as result of the Merger with 3850, GRAFIXnet, server and AdManager products added to the existing Autologic product line and development costs incurred in connection with the development of a proprietary computer to plate product.

The $241,000 reduction in rent charged by Volt for a facility leased by the Company from Volt resulted from a new lease, entered into between the Company and Volt in connection with the Merger, effective January 29, 1996. (See Note O of Notes to Condensed consolidated Financial Statements.)

The $188,000 reduction in General and Administrative charges by Volt is due to a decrease in charges from Volt which, since the Merger, are being substantially performed by the Company's internal staff and, to some extent, by third party providers. Such internal staff and third party provider costs are reflected in operating expenses.

The $59,000 decrease in interest income was principally due to a lower average (over the twelve month period) cash balance in fiscal 1997 than in the comparable period in the prior year.

A foreign exchange gain of $125,000 was realized in fiscal 1997 compared to a loss in 1996 of $544,000. The gain in 1997 was due to favorable, and the loss in 1996 was due to unfavorable, currency movements in the European currency markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivable and firm commitments, foreign currency options are purchased. (See Note M of Notes to Consolidated Financial Statements).

Other expenses decreased $45,000 in fiscal 1997 compared to the prior year due to a decrease in several items of expense in this category.

The effective rate of 47.1% in fiscal 1997 is higher than the Federal Statutory Tax Rate of 34.0% primarily due to state taxes and non-tax deductible goodwill amortization. In fiscal 1996, the Company reflected a tax provision despite a loss, primarily because operating losses incurred by Autologic prior to the Merger were utilized by Volt. See Note E of Notes to Consolidated Financial Statements for information concerning the Company's effective tax rates for fiscal year 1997 and 1996.

Year ended November 1, 1996 (52 weeks) compared to the year ended November 3, 1995 (53 weeks).

Results of Operations

Included in the loss for the twelve months ended November 1, 1996 were the following non-recurring expenses (aggregating $1,600,000) incurred by Autologic (and, accordingly, reflected in the Company's financial statements) during the first three months of fiscal 1996 (ended February 2, 1996) and prior to the
Merger: (1) restructuring charges of approximately $700,000 related principally to the reduction of Autologic's workforce and the restructuring of its operations in connection with the Merger; (2) interest expense charged by Volt of $583,000 (which has been eliminated as a result of Volt's contribution of the underlying indebtedness to Autologic's capital prior to the Merger); (3) charges from Volt to Autologic for rent of $419,000 (which rent would have been $201,300 in fiscal 1997 had the Merger been completed at the beginning of fiscal 1996);
(4) charges from Volt for general and administrative services of $197,000 (the services related to which are, since the Merger, being substantially performed by the Company's internal staff and, to some extent, third party providers).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

The results of operations for period prior to February 3, 1996 do not give effect to amortization expense of approximately $137,500 per fiscal quarter (being incurred for five years commencing with the quarter beginning February 3, 1996) of excess purchase price over the estimated fair value of Triple-I's identifiable assets.

The Company had a loss before taxes and discontinued operations of $4,438,000 in 1996 compared to a pretax loss of $4,108,000 in 1995. Included in the loss for the year ended November 3, 1995 was interest expense of $2,591,000 on loans from Volt (which are no longer outstanding), rent of $1,702,000 (which would have been reduced to approximately $804,000 had the Merger arrangements then been in effect) and general and administrative expense of $899,000 (the services related to which are, since the Merger, being substantially performed by the Company's internal staff and, to some extent, by third party providers).

In fiscal 1996, revenues increased by $18,475,000, or 26.2%, to $88,880,000. The increase in revenues resulted from a $11,340,000, or 21.7%, increase in sales of systems and equipment and an increase of $7,135,000, or 39.3%, in customer service sales. The increase in revenues resulted primarily from the integration of the two businesses (thus adding Triple-I's revenues to Autologic's revenues). Had the Merger occurred at the beginning of fiscal year 1995, sales in 1996 would have been $99,013,000 compared to sales of $104,643,000 in 1995 (see Note
B). The decrease of $5,630,000, or 5.4%, was primarily due to the phase out of the Camex product line which was basically discontinued by Triple-I in fiscal year 1995. Camex specialized in sales of display advertising systems.

Gross margins decreased by 3% relating to systems and equipment, which was partially offset by an 11.1% gross margin increase in customer service and support. The decrease in system's margin was due primarily to discounting imaging systems in response to competition. The imaging systems segment of the prepress industry is affected by rapid technological change (with sales in fiscal 1996 of equipment introduced within the last three years comprised approximately 98% of equipment sales), open systems architecture, increased third party distribution, and oversupply, which leads to intense price competition, The improvement in customer service margins was due principally to consolidation of staff since the Merger, increased gross margin on spare parts, and increased custom network server sales.

Operating expense increased by $4,832,000, or 28.8%, to $21,635,000 in fiscal year 1996. These expenses expressed as a percentage of sales increased (from 23.9% for Autologic alone in fiscal 1995 to 24.3% for fiscal year 1996) as combined sales of Autologic and Triple-I did not increase by the same percentage as did the overall increase in selling and administrative expense (which were incurred in expectation of anticipated revenue levels).

Research, development and engineering expenditures in fiscal 1996 increased $3,177,000, or 75.6%, to $7,381,000 from $4,204,000 for Autologic alone in the prior year. Expressed as a percentage of revenues, these expenses increased from 6.0% in fiscal year 1995 to 8.3% in fiscal 1996, as combined sales of Autologic and Triple-I did not increase by the same percentage as did research, development and engineering expenditures. The overall product line was expanded as a result of the Merger with 3850, GRAFIXnet, server and AdManager products added to the existing Autologic product line.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Other expenses include a first quarter $180,000 charge related to a lawsuit and miscellaneous expenses.

The tax provision in fiscal 1995 relates to taxes on foreign earnings without U.S. tax benefit. U.S. net operating losses incurred by Autologic were utilized by Volt prior to the Merger.

Liquidity and Capital Resources

During fiscal year 1997, cash was provided by operating activities in the amount of $4,624,000. Cash was provided primarily from the Company's profit of $1,452,000 for fiscal 1997 and non-cash charges aggregating $4,428,000. Non-cash charges consisted of depreciation and amortization of $2,792,000, a provision for doubtful accounts of $508,000, and a deferred income tax charge of $1,433,000, offset by a gain of $242,000 on foreign currency translation and a gain of $63,000 on disposition of property and equipment. Accounts receivable and inventories were reduced by $2,959,000 and $4,072,000, respectively, generating a positive cash flow of $6,873,000 which was used primarily to increase prepaid expenses and other assets by $1,564,000 and reduce accounts payable, accrued expenses, accrued payroll and related liabilities and accrued restructuring costs, and income taxes payable by $4,816,000, $1,120,000 and $1,174,000, respectively.

Investing activities used net cash of $2,064,000, with $2,246,000 being expended for the purchase of property and equipment, being offset in part by $182,000 received from the disposal of property and equipment.

As a result of the foregoing, during fiscal 1997, cash and equivalents increased by $3,319,000. The Company's working capital as of October 31, 1997 was $25,787,000, which included $9,452,000 in cash and cash equivalents. These resources, along with the credit facility from Wells Fargo Bank, discussed below, are anticipated to be sufficient to meet the Company's liquidity and capital needs for the near term in the normal course of business.

On May 15, 1997, the Company obtained a revolving line of credit, which is guaranteed by Volt, in the amount of $2,250,000 with Wells Fargo Bank. Under the terms and conditions of the line of credit, the Company may borrow from time to time up to the full amount of the line with an interest at the higher of the bank's prime rate or the Federal Funds Rate plus .5%. There were no borrowings outstanding under this agreement as of October 31, 1997.

The Company has a liability for restructuring costs incurred prior to the merger in the amount of $1,521,000 at October 31, 1997. The accrued amount provides for the estimated costs related to the closing of certain facilities of Triple-I. The liability will be funded through operating cash flows and is expected to be paid down as follows: $594,000 in fiscal 1998 and $927,000 in fiscal 1999.

As part of the consolidation of operations and facilities, the Company's Board of Directors had approved the expenditure of up to $1,000,000 for communications, facilities and fixtures for plant renovation. As of October 31, 1997, the renovations have been completed at a cost of approximately $1,000,000 and no further expenditures are anticipated. The Company has no other plans for significant capital expenditures other than expenditures in the normal course of business anticipated to be funded from ongoing operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Year 2000 Issues

The Company has conducted a comprehensive review of its internal computer systems, of its products and of its discontinued products to identify the systems that could be affected by the "Year 2000" issue. The Company has developed an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The total Year 2000 project cost is estimated at approximately $150,000, which includes $110,000 for the purchase of new software that will be capitalized and $40,000 that will be expensed as incurred. To date, the Company has incurred $25,000 primarily for assessment of the Year 2000 issue and the development of a modification plan.

In addition, during fiscal years 1996 and 1997, the Company replaced its corporate internal computer system at a cost of $345,000 which has been capitalized.

The project is expected to be completed not later than August 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and the completed conversion to a new business system, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

The costs of the project and the date on which the Company believes it will complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the availability to locate and correct all relevant computer codes, and similar uncertainties.

The Company is in the process of reviewing its product line to assist its customers with the Year 2000 issue. The Company believes that its products offered for sale since June 15, 1997 are Year 2000 compliant and no additional costs or expenses are anticipated under warranties or to service such products except for the development of certain testing hardware and computer software (which it presently estimates will cost approximately $150,000 to develop). The Company believes that a majority of its products sold before June 15, 1997 are also Year 2000 compliant. However, certain of its older products, the sale of which were discontinued several years ago, may not be Year 2000 compliant. The Company believes such products are no longer under warranty and the Company does not intend to renew its one year service contract as they relate to these older products or products of others that it services which are not Year 2000 compliant. In most cases, the Company offers a new, Year 2000 compliant product which can be purchased as a replacement for the older product that is not Year 2000 compliant, along with annual maintenance agreements.

                Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Shareholders
Autologic Information International, Inc.

We have audited the accompanying consolidated balance sheets of Autologic Information International, Inc. as of October 31, 1997 and November 1, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 31, 1997. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autologic Information International, Inc. at October 31, 1997 and November 1, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                       ERNST & YOUNG LLP





Woodland Hills, California
December 10, 1997

ITEM 8.  FINANCIAL STATEMENTS

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       October 31,     November 1,
                                                          1997            1996
                                                        ---------       ---------
                                                         (Dollars in thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents-See Notes C and M           $   9,452       $   6,133
  Accounts receivable less allowance for doubtful
    accounts of $1,828 (1997) and $2,221 (1996)-
    See Note M and Schedule II                             17,529          21,761
  Inventories-See Notes C and D                             8,229          12,301
  Deferred income tax benefit-See Notes C and  E            4,085           5,797
  Prepaid expenses and other assets                         2,670           1,093
                                                        ---------       ---------
        Total current assets                               41,965          47,085

PROPERTY AND EQUIPMENT, at cost net of
  accumulated depreciation and amortization
  of $5,462 (1997) and $5,084 (1996)-See Note C             5,931           6,212

DEFERRED INCOME TAX BENEFIT-See Notes C and E               3,833           3,554

EXCESS OF PURCHASE PRICE OVER NET ASSETS
  ACQUIRED, net of amortization of $964 (1997)
  and $413 (1996)-See Notes B and C                         1,789           2,340

OTHER ASSETS                                                   78              94
                                                        ---------       ---------
                                                        $  53,596       $  59,285
                                                        =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable-See Note M                           $   5,372       $  10,311
  Payable to Volt-See Note N                                  265             771
  Accrued payroll and related liabilities                   3,165           3,596
  Accrued expenses                                          1,752           1,686
  Accrued restructuring costs-See Note B                    1,521           2,334
  Customer advances                                         4,103           3,402
  Income taxes payable-See Notes C and E                       --           1,174
                                                        ---------       ---------
        Total current liabilities                          16,178          23,274

COMMITMENTS AND CONTINGENCIES-See Notes H, I and O

STOCKHOLDERS' EQUITY-See Notes B, C, E, F and G
  Preferred stock, par value $0.01
    Authorized-1,000,000 shares; issued - none                 --              --
  Common stock, par value $0.01
    Authorized - 12,000,000 shares; issued and
      outstanding 5,787,970 shares in 1997 and
      5,793,870 in 1996                                        58              58
  Paid-in capital                                         112,620         112,665
  Accumulated deficit                                     (75,260)        (76,712)
                                                        ---------       ---------
                                                           37,418          36,011
                                                        ---------       ---------
                                                        $  53,596       $  59,285
                                                        =========       =========


                             See accompanying notes.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                    Year Ended
                                                     -----------------------------------------
                                                     October 31,    November 1,    November 3,
                                                        1997           1996           1995
                                                        ----           ----           ----
                                                     (In thousands, except per share amounts)
REVENUES-See Note C
  Systems and equipment                               $ 56,655       $ 63,607       $ 52,267
  Customer service and support                          27,971         25,273         18,138
                                                      --------       --------       --------
                                                        84,626         88,880         70,405
                                                      --------       --------       --------
OPERATING COSTS AND EXPENSES
  Cost of systems and equipment                         30,311         41,065         32,164
  Cost of customer service and support                  20,258         20,076         16,420
  Operating expenses                                    22,215         21,635         16,803
  Research, development and engineering                  7,918          7,381          4,204
  Restructuring charge-See Note B                           --            700             --
  Charges from Volt-See Notes B and N
    Rent                                                   781          1,022          1,702
    General and administrative                              36            224            899
                                                      --------       --------       --------
                                                        81,519         92,103         72,192
                                                      --------       --------       --------

OPERATING INCOME (LOSS) FROM
    CONTINUING OPERATIONS                                3,107         (3,223)        (1,787)
                                                      --------       --------       --------
OTHER INCOME (EXPENSE)
  Interest income                                          298            357            143
  Interest expense charged by Volt-See Note N               (2)          (583)        (2,591)
  Foreign exchange gain (loss)-See Notes C and M           125           (544)           182

  Other, net                                              (400)          (445)           (55)
                                                      --------       --------       --------
                                                            21         (1,215)        (2,321)
                                                      --------       --------       --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                    3,128         (4,438)        (4,108)

INCOME TAX PROVISION-See Notes C and E                   1,473            125            877
                                                      --------       --------       --------

INCOME (LOSS) FROM CONTINUING OPERATIONS                 1,655         (4,563)        (4,985)

LOSS FROM DISCONTINUED OPERATIONS-See Note P              (203)          (428)            --
                                                      --------       --------       --------

NET INCOME (LOSS)                                     $  1,452       $ (4,991)      $ (4,985)
                                                      ========       ========       ========

NET INCOME (LOSS) PER SHARE
    CONTINUING OPERATIONS                             $   0.28       $  (0.88)      $  (1.49)

NET LOSS PER SHARE
    DISCONTINUED OPERATIONS                              (0.03)         (0.08)            --
                                                      --------       --------       --------

NET INCOME (LOSS) PER SHARE-See Note C                $   0.25       $  (0.96)      $  (1.49)
                                                      ========       ========       ========

Average weighted shares outstanding                      5,787          5,221          3,337
                                                      ========       ========       ========



                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                     Common Stock
                                                    $0.01 Par Value
                                                -----------------------       Paid-In      Accumulated
                                                  Shares         Amount       Capital        Deficit         Total
                                                  ------         ------       -------        -------         -----
                                                                       (Dollars in thousands)
Balance at October 28, 1994                             --       $ 133       $   1,535       $(66,736)      $(65,068)

  Net loss for the year                                 --          --              --         (4,985)        (4,985)
                                                ----------       -----       ---------       --------       --------
Balance at November 3, 1995                             --         133           1,535        (71,721)       (70,053)

  Contribution to capital of amounts
    payable to Volt-See Note B                          --          --          89,525             --         89,525

  Issuance of 3,337,000 shares of
    common stock to Volt in connection
    with merger of Autologic, Inc. and
    transfer of stock of Volt
    subsidiaries-See Note B                      3,337,000        (100)            100             --             --

  Issuance of 2,429,870 shares of common
    stock to Triple-I stockholders to
    purchase the net assets of Triple-I,
    net of expenses related to registering
    shares-See Note B                            2,429,870          25          20,272             --         20,297

  Value of stock options issued by the
    Company in exchange for outstanding
    stock options issued by Triple-I-
    See Note B                                          --          --           1,027             --          1,027

  Stock issued upon exercise of stock
    options                                         27,000          --             206             --            206

  Net loss for the year                                 --          --              --         (4,991)        (4,991)
                                                ----------       -----       ---------       --------       --------

Balance at November 1, 1996                      5,793,870       $  58       $ 112,665       $(76,712)      $ 36,011

  Retirement of stock in connection
    with sale of Digiflex operation-
    See Note P                                     (10,500)         --             (45)            --            (45)

  Issuance of stock to Volt with respect
    to the exercise of stock options-
    See Note B                                       4,600          --              --             --             --

  Net income for the year                               --          --              --          1,452          1,452
                                                ----------       -----       ---------       --------       --------
Balance at October 31, 1997                      5,787,970       $  58       $ 112,620       $(75,260)      $ 37,418
                                                ==========       =====       =========       ========       ========


                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Year Ended
                                                       ---------------------------------------
                                                       October 31,   November 1,   November 3,
                                                          1997          1996          1995
                                                          ----          ----          ----
                                                                (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                      $ 1,452       $(4,991)      $(4,985)
  Adjustments to reconcile net income (loss)
    to net cash provided by (applied to)
    operating activities:

      Depreciation                                         2,241         2,290         1,489
      Amortization                                           551           413            --
      Provision for doubtful accounts                        508         1,096           184
      (Gains) losses on foreign currency
        translation                                         (242)         (231)          159
      (Gains) losses on dispositions of
        property and equipment                               (63)           24           (30)
      Deferred income tax provision (benefit)              1,433        (1,348)          134
      Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable         2,959        (2,464)           82
        Decrease (increase) in inventories                 4,072             6        (1,877)
        (Increase) decrease in prepaid expenses
         and other assets                                 (1,564)          384           342
        (Decrease) increase in accounts payable           (4,816)        3,487           887
        (Decrease) increase in accrued expenses,
         accrued payroll and related liabilities,
         and accrued restructuring costs                  (1,120)       (1,293)          140
        Increase (decrease) in customer advances             771          (176)          484
        (Decrease) increase in income taxes payable       (1,174)           37           342
        (Decrease) increase in payable to Volt              (506)          771         4,338
                                                         -------       -------       -------

Net cash provided by (applied to) continuing
  operations                                               4,502        (1,995)        1,689

  Loss on sale of discontinued operations                     75            --            --
  Loss from discontinued operations                          128           428            --
  Net cash applied to discontinued operations                (81)         (207)           --
                                                         -------       -------       -------
  Net cash provided by discontinued operations               122           221            --

NET CASH PROVIDED BY (APPLIED TO)
  OPERATING ACTIVITIES                                   $ 4,624       $(1,774)      $ 1,689
                                                         =======       =======       =======






                             Continued on next page

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                     Year Ended
                                                       ---------------------------------------
                                                       October 31,   November 1,   November 3,
                                                          1997          1996          1995
                                                          ----          ----          ----
                                                                (Dollars in thousands)
CASH FLOWS FROM INVESTING
  ACTIVITIES
    Cash of acquired companies (Triple-I)                $    --       $ 8,764       $    --
    Proceeds from disposal of property
      and equipment                                          182            --           408
    Purchases of property and equipment                   (2,246)       (2,931)       (1,590)
                                                         -------       -------       -------
NET CASH (APPLIED TO) PROVIDED BY
  INVESTING ACTIVITIES                                    (2,064)        5,833        (1,182)
                                                         -------       -------       -------

CASH FLOWS FROM FINANCING
  ACTIVITIES
      Increase (decrease) in notes payable to banks           --          (670)          113
      Proceeds from exercise of stock options                 --           206            --
                                                         -------       -------       -------

NET CASH (APPLIED TO) PROVIDED BY
  FINANCING ACTIVITIES                                        --          (464)          113
                                                         -------       -------       -------

  Effect of exchange rate changes on cash                    759            (4)         (320)
                                                         -------       -------       -------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                         3,319         3,591           300

Cash and cash equivalents, beginning of period             6,133         2,542         2,242
                                                         -------       -------       -------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                         $ 9,452       $ 6,133       $ 2,542
                                                         =======       =======       =======


SUPPLEMENTAL CASH TRANSACTIONS Cash paid
  during the period:
    Interest expense                                     $    10       $    12       $    54
    Income tax                                           $ 1,621       $ 1,258       $   439

SUPPLEMENTAL NON-CASH TRANSACTIONS

During 1997, the Company wrote off fully depreciated fixed assets of approximately $1,145,000.

On January 2, 1997, the Digiflex division of the Company was disposed of in exchange for 10,500 shares of aii stock. (See Note P)

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

NOTE A--DESCRIPTION OF BUSINESS

Autologic Information International, Inc. and its subsidiaries (collectively "aii" or the "Company") design, develop, manufacture, assemble, integrate, market, sell and service computerized image-setting and publication systems equipment and software that automate the various prepress production steps in the publishing process. The products are primarily marketed and sold to the newspaper publishing industry, the commercial printing industry and other organizations having internal publishing facilities.

NOTE B--FORMATION OF THE COMPANY AND MERGER

The Company was incorporated in Delaware on September 5, 1995 as a wholly-owned subsidiary of Volt Information Sciences, Inc. ("Volt"). On January 29, 1996, pursuant to the terms of an Agreement and Plan of Merger (the "Merger Agreement") dated October 5, 1995, as subsequently amended, among the Company, Volt, Autologic, Incorporated (a subsidiary of Volt, "Autologic") and Information International, Inc. ("Triple-I"), both Autologic and Triple-I were merged into the Company and Volt contributed to the Company the capital of certain foreign subsidiaries of Volt ("Volt Subsidiaries").

Pursuant to the Merger Agreement, Volt, through its wholly-owned subsidiary Nuco I, Ltd., received 3,337,000 shares of the Company's common stock and the stockholders of Triple-I received 2,429,870 shares of the Company's common stock, based on one share of the Company being issued for each outstanding share of Triple-I (including 58,500 shares issued to Volt as a result of Triple-I common stock owned by Volt prior to the merger).

On June 25, 1995, the date the general terms of the merger were agreed to and announced, Triple-I had outstanding options to purchase approximately 594,000 shares of its common stock. In accordance with Triple-I's stock option plans, each outstanding Triple-I option automatically became fully vested and immediately exerciseable upon consummation of the merger. As part of the Merger Agreement, the parties agreed to a formula to limit the dilution of Volt's percentage ownership in the Company as a result of the exercise of those Triple-I options. Under that formula, Volt is to receive 100 shares of the Company's common stock for every 590 shares of the Company common stock issued with respect to Triple-I options exercised subsequent to June 25, 1995, up to a maximum of 100,000 shares. Between June 25, 1995 and October 31, 1997, 51,250 shares have been issued upon the exercise of Triple-I options, and Volt has received 8,600 shares of the Company's common stock with respect to such exercises. Accordingly, Volt owned beneficially 3,400,186 shares (59%) of the Company's common stock as of October 31, 1997.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B--FORMATION OF THE COMPANY AND MERGER--Continued

As the Company, Autologic and the Volt Subsidiaries were under common control, the merger of Autologic and the transfer of the stock of the Volt Subsidiaries to the Company has been accounted for on a pooling of interest basis. Accordingly, the assets and liabilities of such entities and their stockholders' equity accounts have been accounted for at their historical carrying amounts and the accompanying statement of operations reflects the results of operations of such entities for such periods. The merger of Triple-I has been accounted for under the purchase method of accounting and, accordingly, the purchase price, which was based on the quoted market price of the Triple-I common stock at the time the general terms of the acquisition were agreed to and announced, plus the value of stock options issued in exchange for outstanding stock options of Triple-I, has been allocated to net assets based upon their estimated fair values. A $2,753,000 excess of the purchase price over the estimated fair value of Triple-I's identifiable assets, including the estimated future tax benefits of Triple-I's net operating loss carryforwards and deductible temporary differences, was recorded on the effective date of the merger and is being amortized over a five-year period. The operating results of Triple-I have been included in the Company's consolidated financial statements since the date of the mergers, which was limited to five days of operations for the first quarter of 1996, but are included for the second, third and fourth quarters of 1996 as well as for all of fiscal 1997. The liability for restructuring costs incurred prior to the merger ($1,521,000 at October 31, 1997 and $2,334,000 at November 1, 1996) provides for estimated costs related to closing of certain facilities of Triple-I.

The accompanying statement of operations for the fiscal year ended November 1, 1996 includes a first quarter charge of $700,000 related principally to the reduction of Autologic's workforce and the restructuring of Autologic's operations in connection with the merger.

The following pro forma information presents a summary of consolidated results of operations of the Company as if the transactions described above had occurred at the beginning of fiscal 1996 with pro forma adjustments for the amortization of the excess of purchase price over net assets acquired, the elimination of interest expense and a portion of rent previously charged by Volt (to reflect reduced rent charged by Volt after the merger), and certain income tax adjustments. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates or of future results of operations of the combined entities.


                                        For the Fiscal Year Ended
                                        -------------------------
                                     November 1,       November 3,
                                        1996              1995
                                        ----              ----
                          (Dollars in thousands, except per share amounts)
Revenues                               $99,013          $104,643

Loss from continuing
  operations                            (1,702)           (1,037)

Net loss                                (2,017)           (2,458)

Loss from continuing
  operations per share                   (0.33)            (0.18)

Net loss per share                       (0.39)            (0.43)

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year: The Company's fiscal year consists of the 52 or 53 weeks ending on the Friday nearest October 31. The 1997 and 1996 fiscal years were comprised of 52 weeks, compared with 53 weeks in fiscal year 1995.

Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany balances and transactions. Certain reclassifications of prior year amounts have been made for purposes of consistent presentation.

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

Stock Based Compensation: Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"). The Company has, however, adopted the disclosure-only provisions of SFAS No. 123 (See Note F).

Revenue Recognition: Revenues are recognized when products are shipped and services are rendered.

Cash Equivalents: Cash equivalents consist of investments in short-term, highly liquid securities having an initial maturity of three months or less.

Inventories: Inventories are stated at the lower of cost (first-in first-out) or market.

Long-Lived Assets: In fiscal 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121). The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. No such impairment losses have been identified by the Company.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Property and Equipment: Property and equipment are stated at cost, net of depreciation and amortization which are provided on the straight-line method over their estimated useful lives, generally as follows:

   Equipment - 3 to 7 years

   Leasehold improvements - length of lease or life of asset, whichever is shorter.

   Property and equipment consists of the following:

                                                1997                                  1996
                                   ---------------------------------    ---------------------------------
                                   Property                             Property
                                      and       Lease-                     and       Lease-
                                   Equipment     hold        Total      Equipment     hold        Total
                                   --------     -------     --------     -------     -------     --------
Property and equipment, at cost    $ 10,052     $ 1,341     $ 11,393     $ 9,977     $ 1,319     $ 11,296
Accumulated depreciation
  and amortization                   (5,145)       (317)      (5,462)     (4,869)       (215)      (5,084)
                                   --------     -------     --------     -------     -------     --------
Net property and equipment         $  4,907     $ 1,024     $  5,931     $ 5,108     $ 1,104     $  6,212
                                   ========     =======     ========     =======     =======     ========

Intangible Assets: Intangible assets principally consist of the unamortized balances of the excess of cost over the fair value of the net assets of companies acquired. The intangibles are being amortized using the straight-line method over five years. (See Note B)

Income Taxes: Income taxes are provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." (See Note E)

Translation of Foreign Currencies: The U.S. dollar is the Company's functional currency throughout the world. Foreign currency gains and losses resulting from the translation of the foreign currency financial statements of certain subsidiaries and foreign currency transactions are included in the results of operations.

Foreign Exchange Contracts: Gains and losses on foreign currency option and forward contracts designated as hedges of existing assets and liabilities and of identifiable firm commitments are deferred and included in measurement of the related foreign currency transaction. (See Note M)

Advertising: The Company expenses the production cost of advertising the first time the advertising takes place. Advertising expense totaled $1,500,000, $1,300,000 and $1,500,000 for the years ended October 31, 1997, November 1, 1996 and November 3, 1995, respectively.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Per Share Data: Per share data are computed on the basis of the weighted average number of shares of common stock outstanding and, if applicable, the assumed exercise of dilutive outstanding stock options using the treasury stock method. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share,"("SFAS No. 128") which is required to be adopted by the Company for all accounting periods in fiscal year 1998. Commencing with its first fiscal quarter in fiscal 1998, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. SFAS No. 128 simplifies the calculation of earnings per share data by replacing primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share excludes dilutive securities including stock options, and is calculated using the weighted average common shares outstanding for the period. Diluted earnings per share, which is generally consistent with the fully diluted calculation under present accounting rules, reflects the dilution to earnings that would occur if stock options and other dilutive securities resulted in the issuance of common stock. The Company anticipates that prior period earnings per share, when restated for SFAS No. 128, will remain unchanged. If the Company had been permitted to adopt SFAS No. 128 in fiscal 1997, there would have been no change in the amount reported as income from continuing operations per common share. The Company does not expect the impact of SFAS No. 128 on fully diluted earnings per share to be material on future calculations.

Comprehensive Income: In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). The provisions of SFAS No. 130 require companies to classify items of comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and capital in excess of par value in the consolidated financial statements. The Company's comprehensive income items are not currently material; accordingly, the effect of adopting this statement is not expected to be significant when it becomes effective for fiscal 1999.

Segment Reporting: In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Under the provisions of SFAS No. 131, public business enterprises must report financial and descriptive information about its reportable segments. Management is currently studying and analyzing SFAS No. 131 as well as the Company's operations to determine all of the Company's reportable segments. This statement will be effective for fiscal 1999 and will have no impact on the Company's consolidated results of operations, financial position or cash flows.

NOTE D--INVENTORIES

Inventories consist of the following:

                                         October 31,      November 1,
                                            1997             1996
                                            ----             ----
                                            (Dollars in thousands)
Service parts                              $ 2,318          $ 2,396
Materials                                    3,653            5,257
Work-in-process                                965            2,654
Finished goods                               1,293            1,994
                                           -------          -------
                                           $ 8,229          $12,301
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

                                                  For the Fiscal Year Ended
                                            ---------------------------------------
                                            October 31,   November 1,   November 3,
                                               1997          1996          1995
                                              -------       -------       -------
                                                    (Dollars in thousands)
The components of income (loss) from
continuing operations before income taxes
based on the location of operations,
consist of the following:
  Domestic                                    $ 2,198       $(5,526)      $(7,442)
  Foreign                                         930         1,088         3,334
                                              -------       -------       -------
                                              $ 3,128       $(4,438)      $(4,108)
                                              =======       =======       =======

Income tax provision (benefit) includes:
Current:
  Federal                                     $    --       $    11       $    --
  Foreign                                          40         1,475           739
  State and local                                  --           (13)            4
                                              -------       -------       -------
    Total current                                  40         1,473           743
                                              -------       -------       -------

Deferred:
  Federal                                         829          (561)           --
  Foreign                                         515          (663)          134
  State and local                                  89          (124)           --
                                              -------       -------       -------
    Total deferred                              1,433        (1,348)          134
                                              -------       -------       -------

Total income tax provision                    $ 1,473       $   125       $   877
                                              =======       =======       =======


The consolidated effective tax rates are different than the U.S. Federal statutory rate. The differences result from the following:

                                                    For the Fiscal Year Ended
                                               ---------------------------------------
                                               October 31,  November 1,    November 3,
                                                  1997         1996           1995
                                                  ----         -----          -----
Statutory rate                                    34.0%        (34.0%)        (34.0%)
Loss without federal tax benefit                    --          27.8           47.8
Tax effect of foreign operations                   1.4           2.6            5.9
State taxes                                        3.0           2.3            0.1
Goodwill                                           6.0           2.7             --
Other - net                                        2.7           1.4            1.3
                                                  ----         -----          -----

Effective tax rate                                47.1%          2.8%          21.1%
                                                  ====         =====          =====

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E--INCOME TAXES--Continued

Deferred income taxes reflect the net tax effects of changes in the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                 Otober 31,        November 1,
                                                    1997              1996
                                                   ------            ------
                                                   (Dollars in thousands)
 Deferred tax assets:
  Allowance for doubtful accounts                  $  568            $  741
  Inventory valuation                               1,576             2,843
  Net operating loss carryforwards                  3,884(a)          2,764
  Worthless stock deduction                            --             1,190(b)
  Vacation accruals                                   396               329
  Foreign asset bases                                 387               756
  Warranty accruals                                   181               263
  Accelerated depreciation                             --                22
  Other -- Net                                        926               443
                                                   ------            ------

  Total deferred tax assets                         7,918             9,351
  Valuation allowance                                  --                --
                                                   ------            ------
  Net deferred tax assets                           7,918             9,351


Balance sheet classification:
  Current assets                                    4,085             5,797
  Non-current assets                                3,833             3,554
                                                   ------            ------

Total deferred tax assets                          $7,918            $9,351
                                                   ======            ======


(a) As of October 31, 1997, the Company had a tax benefit relating to a net operating loss carryforward of $3,884,000 of which $544,000 expires in 2008, $1,162,000 expires in 2009, $688,000 expires in 2011, and $1,490,000 expires in
2012.

(b) The worthless stock deduction of $1,190,000 relates to the Company's French subsidiary which was liquidated in fiscal year 1997.

As of October 31, 1997, certain affiliates had undistributed earnings aggregating $1,537,000 which are considered permanently invested; accordingly, no federal income taxes have been provided. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because foreign tax credits would be available to reduce the same portion of the U.S. liability.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F--STOCK OPTIONS

The Company has adopted the Triple-I 1976 Employees' Stock Option Incentive Plan ("Employees' Plan") and the Triple-I 1992 Directors' Stock Option Plan ("Directors' Plan"), and has established a 1995 Employees' Incentive Stock Option Plan ("New Plan"). Under the former Triple-I plans, shares of the Company will now be issued instead of the shares of Triple-I. A summary of each of these plans follows:

Employees' Plan: The plan provides for the granting, until August 2002, of options to acquire up to 950,000 shares of common stock at a price equal to at least 100% of the fair market value of the Company's stock on the date of grant. Options may be exercised during the four year period commencing one year after the date of grant to the extent of 25% of the number of shares originally subject to the option annually, on a cumulative basis. Shares available for future grant under this plan at October 31, 1997 were 218,500 shares (108,750 at November 1, 1996 and 80,250 shares at November 3, 1995).

Directors' Plan: The plan provides for the granting, until May 2004 or ten years from the effective date of the last amendment to the plan, of options to acquire up to 80,000 shares of common stock at a price equal to at least 100% of the fair market value of the Company's stock on the date of grant. Options granted have a term of ten years and vest at the rate of 25% of the number of shares originally subject to the option annually, on a cumulative basis commencing one year after the date of grant. Shares available for future grant under this plan at October 31, 1997 were 63,000 shares (59,000 shares at November 1, 1996 and 55,000 shares at November 3, 1995).

New Plan: The Company has adopted a stock option plan that provides for the granting, until November 2005, of options to purchase up to 150,000 shares of the Company's common stock at a price equal to at least 100% of the fair market value of the Company's common stock on the date of grant to employees or consultants of the Company, its subsidiaries and Volt. Options may have terms up to ten years. Included in options granted in fiscal 1996 were options to purchase 40,500 shares of the Company's common stock, granted to officers of Volt Options for 18,000 shares were granted at $13.20 per share, which exceeded market value, and the remaining 22,500 shares were granted at $12.00 per share, market value at the date of grant. There were 26,500 shares (17,500 at November 1, 1996) available for future grants under the plan at October 31, 1997.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F--STOCK OPTIONS--Continued

Options Outstanding:

                                  Employees' Plan     Directors' Plan           New Plan
                                 -----------------    -----------------    --------------------
                                          Weighted             Weighted                Weighted
                                  Number  Average     Number   Average     Number      Average
                                    of    Exercise      of     Exercise      of        Exercise
                                  Shares    Price     Shares     Price     Shares        Price
                                 --------    ----     -------    -----     -------       ------
  Outstanding, October 28, 1994   522,500   $8.22      66,000  $ 10.39          --           --
    Granted                       171,750    7.75          --       --          --           --
    Exercised                     (13,750)   7.35      (9,000)    7.25          --           --
    Expired                            --      --     (16,000)   13.50          --           --
    Forfeited                    (145,750)   9.11     (25,000)   10.18          --           --
                                 --------             -------              -------

  Outstanding, November 3, 1995   534,750    7.85      16,000     9.38          --           --
    Granted                            --      --          --       --     135,000       $12.16
    Exercised                     (40,000)   7.60          --       --          --           --
    Forfeited                    (149,750)   7.51      (4,000)   11.50      (2,500)       12.00
                                 --------             -------              -------

  Outstanding, November 1, 1996   345,000    8.02      12,000     8.67     132,500        12.16
    Granted                            --      --          --       --       2,500         4.50
    Expired                       (59,000)   7.66          --       --          --           --
    Forfeited                    (201,000)   8.12      (4,000)    7.25     (11,500)       12.00
                                 --------             -------              -------

  Outstanding, October 31, 1997    85,000   $8.05       8,000  $  9.38     123,500       $12.02
                                 ========             =======              =======


Price ranges of outstanding and exerciseable options as of October 31, 1997 are summarized below:


                                       Outstanding Options             Exerciseable Options
                                   -----------------------------       --------------------
                                   Number   Remaining   Weighted        Number    Weighted
  Range of                           of       Life       Average          of       Average
  Exercise Prices                  Shares    (Years)      Price         Shares      Price
  ---------------                  ------    -------      -----         ------      -----
  Employees' Plan
  $7.75 - 9.25                     85,000       1         $8.05          85,000    $8.05

  Directors' Plan
  $7.25 - 11.50                     8,000       3         $9.38           8,000    $9.38

  New Plan
  $4.50                             2,500       9         $4.50              --       --

  $12.00 - 13.20                  121,000       8        $12.18         121,000   $12.18

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F--STOCK OPTIONS--Continued

Pursuant to the merger agreement, all options outstanding at January 29, 1996 under the Employee's and Directors' Plan became exerciseable. At November 1, 1996, options to purchase 357,000 shares were exerciseable at a weighted average price of $8.05 per share.

The Company has elected to follow APB Opinion No. 25 to account for the stock option plan (See Note C). No compensation cost is recognized because the option exercise price is equal to the market price of the underlying stock on the date of grant. Had compensation cost for this plan been determined at the grant dates for awards under the optional method provided for by SFAS No. 123, pro forma net income (loss) in thousands and earnings per share would have been:

                                             1997           1996
                                            ------         -------
  Pro forma net income (loss)               $1,297         $(5,465)
  Pro forma earnings (loss) per share       $ 0.22         $ (1.05)

The fair value of each option grant is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996: Risk-free interest rate of 6%, expected volatility of .81, an expected life of the options of 3 years and no dividends. These assumptions resulted in weighted average fair values of $2.82 and $7.49 per share for stock options granted in 1997 and 1996, respectively. For purposes of pro forma disclosure, the estimated fair value of options is amortized over the options' vesting period. Since the fair value method of accounting applies only to options granted in fiscal years 1996 and 1997, the pro forma effect may not be fully reflected until 1998.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models (see above) are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

NOTE G--PREFERRED STOCK

The preferred stock authorized is issuable in one or more series from time to time at the discretion of the Company's Board of Directors. The Board is authorized, with respect to each series, to fix its designation, powers, preferences, rights and limitations.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE H--COMMITMENTS

Future minimum rental commitments as of October 31, 1997 for all noncancelable operating leases, including commitments totaling $1,688,000, reserved for as part of the restructuring costs are as follows:

Fiscal                                            Office
 Year                               Total         Space          Equipment
 ----                               -----         -----          ---------
                                          (Dollars in thousands)
1998                                $2,289        $2,135           $154
1999                                 2,562         2,477             85
2000                                   614           578             36
2001                                   288           288             --
2002                                   217           217             --
Thereafter                             950           950             --

Rental expense for all operating leases for fiscal years 1997, 1996 and 1995 was $1,960,000, $2,077,000 and $2,846,000, respectively. Many of the leases also require the Company to pay property taxes, insurance and ordinary repairs and maintenance. (See Note O)

NOTE I--CONTINGENCIES

The Company is currently involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such claims and actions will not have a materially adverse effect on the Company's financial position or results or operations.

NOTE J--INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one principal industry segment which consists of designing, developing, manufacturing, assembling, integrating, marketing, selling and servicing of computerized image setting and publication systems and equipment and software that automate the various prepress production steps in the publishing process. The Company products are primarily marketed and sold to the newspaper publishing industry, the commercial printing industry and other organizations having internal publishing facilities. Foreign operations are conducted through the Company's subsidiaries. Export sales from the United States to such entities are generally priced above cost but below end-user prices.

Operating profit is comprised of total revenues less operating expenses. In computing operating profit, none of the following items have been added or deducted: interest expense, interest income, foreign exchange gain (loss), other income (expense) and income taxes. Identifiable assets of geographic areas are those assets that are used in the Company's operations in such areas.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE J--INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION--Continued

The following table contains information relating to the Company's operations in various geographical areas:

                                                                  Year Ended
                                                    ----------------------------------------
                                                    October 31,   November 1,    November 3,
                                                       1997          1996           1995
                                                       ----          ----           ----
                                                     --------      --------       --------
                                                            (Dollars in thousands)
  Revenues:
  United States:
    Unaffiliated United States customers             $ 39,258      $ 34,635       $ 26,959
    Affiliated United States customers                    453           758            798
    Export sales, unaffiliated foreign customers,
      principally in Canada, South and
      Central America                                   8,469         8,798          3,536
    Export sales-interarea transfers                   14,335        18,484         17,305
                                                     --------      --------       --------
                                                       62,515        62,675         48,598
  Europe:
    Unaffiliated customers
      Germany                                           8,978        10,497          9,909
      Other countries                                  15,867        21,431         15,999
                                                     --------      --------       --------
                                                       24,845        31,928         25,908
  Australia:
    Unaffiliated customers                             10,847        12,116         12,623
  Canada:
    Unaffiliated customers                                754           645            581
  Eliminations-interarea transfers                    (14,335)      (18,484)       (17,305)
                                                     --------      --------       --------
                                                     $ 84,626      $ 88,880       $ 70,405
                                                     ========      ========       ========
Operating profit (loss):
  United States                                      $  1,314      $ (5,359)   $  $ (5,298)
  Germany                                               1,119           837          1,500
  Other European countries                                275           585            521
  Australia                                               272           754          1,373
  Canada                                                  106           331            143
  Eliminations                                             21          (371)           (26)
                                                     --------      --------       --------
                                                     $  3,107      $ (3,223)      $ (1,787)
                                                     ========      ========       ========
Identifiable assets:
  United States                                      $ 43,576      $ 48,838       $ 13,563
  Germany                                               4,407         4,145          5,163
  Other European countries                              6,814        10,032          7,726
  Australia                                             3,959         3,453          4,459
  Canada                                                1,246         1,112          1,117
  Eliminations                                         (6,406)       (8,295)          (337)
                                                     --------      --------       --------
                                                     $ 53,596      $ 59,285       $ 31,691
                                                     ========      ========       ========

Liabilities of entities comprising the Company's
  foreign operations                                 $  4,129      $  5,663       $  6,636
                                                     ========      ========       ========

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  NOTE K--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for fiscal years ended October 31, 1997 and November 1, 1996. Each quarter contains thirteen weeks.

                                                     Fiscal 1997 Quarters
                                                     --------------------
                                        First         Second        Third       Fourth
                                       --------       -------      -------      -------
                                       (Dollars in thousands, except per share amounts)
Net sales                              $ 18,095       $19,913      $22,314      $24,304
Gross profit                              6,654         8,101        9,074       10,228

Income (loss) from continuing
  operations                               (525)          440          825          915

Loss from discontinued operations          (203)           --           --           --
                                       --------       -------      -------      -------

Net income (loss)                      $   (728)      $   440      $   825      $   915
                                       ========       =======      =======      =======

Income (loss) per share:
  Continuing operations                $  (0.09)      $  0.08      $  0.14      $  0.16
  Discontinued operations                 (0.04)           --           --           --
                                       --------       -------      -------      -------
  Net income (loss)                    $  (0.13)      $  0.08      $  0.14      $  0.16
                                       ========       =======      =======      =======


                                                       Fiscal 1996 Quarters
                                                       --------------------
                                       First(a)        Second         Third          Fourth
                                       --------       --------       --------       --------
                                         (Dollars in thousands, except per share amounts)
Net sales                              $ 16,547       $ 25,833       $ 21,499       $ 25,001
Gross profit                              3,690          9,549          7,340          7,160

Income (loss) from continuing
  operations                             (3,747)         1,010           (523)        (1,303)

Loss from discontinued operations            --           (170)          (155)          (103)
                                       --------       --------       --------       --------

Net income (loss)                      $ (3,747)      $    840       $   (678)      $ (1,406)
                                       ========       ========       ========       ========

Income (loss) per share:
  Continuing operations                $  (1.06)      $   0.18       $  (0.09)      $  (0.22)
  Discontinued operations                    --          (0.03)         (0.03)         (0.02)
                                       --------       --------       --------       --------
  Net income (loss)                    $  (1.06)      $   0.15       $  (0.12)      $  (0.24)
                                       ========       ========       ========       ========

(a) Does not includes operations of Triple-I acquired under the purchase method of accounting on January 29, 1996.

Sales are generally lower in the first quarter due to the holiday season, which is a peak publishing period when customers are reluctant to install and test new equipment.

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

NOTE M--FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash investments and accounts receivable. At October 31, 1997, the Company's cash investments were primarily in investment grade, short-term instruments. Concentrations of credit risk with respect to the receivables are limited due to the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. The Company makes periodic evaluations of the credit worthiness of its customers financial condition and generally requires a deposit upon acceptance of the order.

The Company purchases foreign currency option contracts to hedge the adverse impact on its foreign currency receivables when the dollar strengthens against the related foreign currencies. Foreign exchange (gains) losses in the accompanying statements of operations include (1) any gain on option contracts, which are recognized in income in the same period as losses on the hedged receivables and reduced dollar amount of sales and (2) the premium cost of option contracts, which is amortized over the contract period. At October 31, 1997, the Company had purchased options, all of which expire in the first quarter of fiscal 1998, at a cost of $129,000, to exchange various European currencies for U.S. dollars, in the aggregate notional amount of $4,500,000. There are no unrealized gains or losses on these contracts at such date. Counterparties to the currency option contracts are major banks. Credit loss from counterparty nonperformance is not anticipated.

The carrying amount of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value as of October 31, 1997 and November 1, 1996 due to the relatively short maturity of these instruments.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE N--CHARGES FROM VOLT

In addition to rent expense, prior to the merger of Autologic into the Company, Volt allocated to Autologic a proportional share of corporate general and administrative expenses (on the basis of assets employed) and interest on amounts payable by Autologic to Volt on a non-compounding basis. Since the merger, the rent has been significantly reduced (see Note O), general and administrative services are being substantially performed by the Company's internal staff and third-party providers and, due to the contribution by Volt to capital of the amounts owed Volt by Autologic, interest charged by Volt has ceased except for interest payments on a line of credit from Volt to the Company established pursuant to the Merger Agreement.

In addition to the above costs, Volt pays insurance premiums and incurs other costs on behalf of the Company. Such costs are reflected in the Company's results of operations.

During the fiscal year ended October 31, 1997, the Company incurred $36,000 in legal fees payable to Volt under a $3,000 per month retainer arrangement that provides the Company access to Volt's in-house legal staff.

As of October 31, 1997, the Company had a $265,000 payable to Volt due as a result of post-merger activity.

The Company sells equipment and service to Volt for resale and internal use. These sales to Volt, if for resale, are priced at approximately 80% of normal end-user prices and, if for internal use, at normal end-user prices.

The following is an analysis of the intercompany account with Volt.

                                                For the Fiscal Year Ended
                                                -------------------------
                                            October 31,   November 1,    November 3,
                                              1997           1996           1995
                                              ----           ----           ----
                                                    (Dollars in thousands)
Balance payable at beginning                 $   771       $ 88,109       $ 83,771
  Charges from Volt:
  Rent                                           781          1,022          1,702
  General and administrative                      --            197            899
  Legal                                           36             27             --
  Interest                                         2            583          2,591
  Temporary staffing                             231             --             --
  PP & E capital purchases                       321             --             --
                                             -------       --------       --------
                                               1,371          1,829          5,192
                                             -------       --------       --------

Reimbursable expenditures paid by Volt
on behalf of Autologic or the Company:
  Insurance                                      246            719          1,639
  Real estate taxes                               79             79             78
  Foreign currency option premiums,
      net of gains - See Note M                 (389)           256            107
  Other                                          374            180            203
                                             -------       --------       --------
                                                 310          1,234          2,027
                                             -------       --------       --------
Contribution to capital of amounts
  payable to Volt                                 --        (89,525)            --
Sales to Volt                                   (453)          (758)          (798)
Cash transfers paid to Volt                   (1,734)          (118)        (2,083)
                                             -------       --------       --------

Balance payable at end of year               $   265       $    771       $ 88,109
                                             =======       ========       ========
Average balance payable during the year      $   230       $ 11,883       $ 85,799
                                             =======       ========       ========

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE O--OTHER RELATED PARTY TRANSACTIONS

A three-year lease, commencing on January 29, 1996, the effective date of the mergers, was entered into between the Company, as lessee, and a wholly-owned subsidiary of Volt, as lessor, for space previously occupied by Autologic as its headquarters and manufacturing facility in Thousand Oaks, California. During the period from the date of the merger through October 31, 1997, the Company paid rent to Volt of $781,000 in 1997 and $604,000 in 1996. Pursuant to the terms of the lease, as amended in December 1996, the Company's Board of Directors established a new rental rate based on prevailing rates in the general area, which resulted in a slight decrease in rent. During the remaining term of the lease, the Company's Board of Directors may again, unilaterally, but in good faith and utilizing certain reasonableness standards, redetermine whether there should be a further increase or decrease in the base rent and/or increase (if the space is then available) or decrease the amount of rented space. The lease also provides for the Company to pay all real estate taxes, insurance, utilities and repairs related to the facility.

On May 15, 1997, the Company obtained a revolving line of credit, which is guaranteed by Volt (and replaces Volt's obligation to directly provide such line of credit), in the amount of $2,250,000 with Wells Fargo Bank. Advances under the line of credit bear interest at the higher of the prime interest rate or the federal funds rate plus 0.5%. There were no borrowings outstanding under this line of credit as of October 31, 1997.

NOTE P--DISCONTINUED OPERATIONS

During the first quarter of fiscal 1997, the Company disposed of the assets of, and discontinued the operations of, Digiflex, its advertisement delivery division, which was acquired at the end of January 1996. Digiflex was sold in exchange for the retirement of 10,500 shares of the Company's stock, which was previously held by an unaffiliated thrid party. The loss from discontinued operations for the twelve months ended October 31, 1997 includes an operating loss of $128,000 on revenues of $82,000 and a loss on disposal of $75,000; no income tax benefits have been allocated to the loss in 1997. The results of operations for the period ended November 1, 1996 have been restated to reflect the discontinued operation. The loss from the discontinued operation for the twelve months ended November 1, 1996 includes an operating loss of $428,000, net of a tax benefit of $262,000, on revenues of $356,000.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

The information called for by Part III (Items 10, 11, 12 and 13) of Form 10-K (except information as to the Company's executive officers, which information follows Item 4 in this Report) will be included in the Company's Proxy Statement which the Company intends to file within 120 days after the close of its fiscal year ended October 31, 1997, and is hereby incorporated by reference to such Proxy Statement.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FROM 8-K

14(a)(1).  Financial Statements

         The following consolidated financial statements are included in Item 8:

                                                                                      Page
                                                                                      ----
         Consolidated Balance Sheets--October 31, 1997 and November 1, 1996            19
         Consolidated Statements of Operations--Years ended October 31, 1997,
           November 1, 1996 and November 3, 1995                                       20
         Consolidated Statements of Stockholders' Equity--Years ended
           October 31, 1997, November 1, 1996 and November 3, 1995 21
         Consolidated Statements of Cash Flows--Years ended October 31, 1997,
           November 1, 1996 and November 3, 1995                                       22

         Notes to Consolidated Financial Statements.                                   24

14(a)(2).  Financial Statement Schedule

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

Exhibit  Description

10.2(b)+ Triple-I's 1985 Director's Stock Option Plan, as assumed by the
         Company. (Incorporated by reference to Exhibit 10.2(b) to Amendment No. 1 to the Company's Registration Statement on Form S-4, No. 333-99278.)

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

21.1*    Subsidiaries of the Company.

23.1*    Consent of Ernst & Young LLP, Independent Auditors.

27*      Financial Data Schedule

----------------------

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

Exhibit  Description


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

21.1*    Subsidiaries of the Company.

23.1*    Consent of Ernst & Young LLP, Independent Auditors.

27*      Financial Data Schedule

----------------------

*  Filed herewith
+  Management contract or compensation plan or arrangement

14(b).  Reports on Form 8-K

There were no Reports on Form 8-K filed during the fourth quarter of the year ended October 31, 1997.



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

                                       AUTOLOGIC INFORMATION INTERNATIONAL, INC.

Dated:  Thousand Oaks, California
        January 29, 1998

                                       BY: /s/ William Shaw
                                           -------------------------------------
                                           William Shaw
                                           Chairman of the Board, Director and
                                           Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Signature                      Title                                    Date
---------                      -----                                    ----

/s/William Shaw                Chairman of the Board,                   January 29, 1998
---------------------------    Director and Chief Executive Officer
William Shaw

/s/Dennis D. Doolittle         Vice Chairman of the Board,              January 29, 1998
---------------------------    Director and President
Dennis D. Doolittle

/s/Anthony F. Marrelli         Chief Financial Officer                  January 29, 1998
---------------------------
Anthony F. Marrelli

/s/John S. Griffin             Controller and Principal Accounting      January 29, 1998
---------------------------    Officer
John S. Griffin

/s/James J. Groberg            Director                                 January 29, 1998
---------------------------
James J. Groberg

/s/Jerome Shaw                 Director                                 January 29, 1998
---------------------------
Jerome Shaw

/s/ Alden L. Edwards           Director
---------------------------
Alden L. Edwards

/s/ Gene Falk                  Director
---------------------------
Gene Falk

/s/ Paul McGarrell             Director
---------------------------
Paul McGarrell

/s/ Leroy Bell                 Director
---------------------------
Leroy Bell

/s/ Brian LeClair              Director
---------------------------
Brian LeClair

AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS




Column A                                 Column B                       Column C              Column D       Column E
--------                                ----------            ---------------------------    ----------     -----------
                                                                         Additions
                                        Balance at            Charged to       Charged to                    Balance
                                        Beginning              Costs and         Other                        at End
Description                             of Period               Expenses        Accounts     Deductions      of Period
-----------                             ----------            ------------     ----------    ----------     -----------
Year ended October 31, 1997:
 Deducted from asset accounts:
   Allowance for uncollectible
   accounts                             $2,221,000            $  508,000(1)          --      $901,000(3)    $1,828,000

Year ended November 1, 1996:
 Deducted from asset accounts:
   Allowance for uncollectible
   accounts                             $  651,000            $1,096,000(1)    $849,000(2)   $375,000(3)    $ 2,221,000

Year ended November 3, 1995:
 Deduction from asset accounts:
   Allowance for uncollectible
   accounts                             $1,008,000            $  184,000(1)                  $541,000(3)    $  651,000

(1) Includes a foreign currency translation loss of $64,000 (1997), gain of $4,000 (1996) and a loss of $5,000 (1995).

(2) Pertains to the opening balance of Triple-I acquired on January 29, 1996.

(3) Write-off of uncollectible accounts, net of recoveries.