Form 10-Q
period 1998-01-30
AUTOLOGIC INFORMATION INTERNATIONAL INC
filed 1998-03-16
CIK 1003477

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 (No Fee Required) For the quarter ended January 30, 1998

         OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)
For the transition period from _______________________ to ______________________

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


                                 Not Applicable
--------------------------------------------------------------------------------
     (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---
The number of shares of common stock outstanding as of March 6, 1998 was 5,787,970.

                         PART I - FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            January 30,   October 31,
                                                              1998           1997
                                                           ---------      ---------
                                                          (Unaudited)
ASSETS                                                      (Dollars in thousands)
CURRENT ASSETS
   Cash and cash equivalents                               $   8,256      $   9,452
   Accounts receivable less allowance for doubtful
     accounts of $1,869 (1998) and $1,828 (1997)              17,885         17,529
   Inventories-See Note C                                      9,820          8,229
   Deferred income tax benefit-See Note D                      3,933          4,085
   Prepaid expenses and other assets                           2,723          2,670
                                                           ---------      ---------
         Total current assets                                 42,617         41,965

PROPERTY AND EQUIPMENT, at cost net of
   accumulated depreciation and amortization
   of $5,759 (1998) and $5,462 (1997)                          5,776          5,931

DEFERRED INCOME TAX BENEFIT-See Note D                         3,833          3,833

EXCESS OF PURCHASE PRICE OVER NET ASSETS
   ACQUIRED, net of amortization of $1,102 (1998)
   and $964 (1997)-See Note B                                  1,651          1,789

OTHER ASSETS                                                      85             78
                                                           ---------      ---------

                                                           $  53,962      $  53,596
                                                           =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                        $   4,260      $   5,372
   Payable to Volt-See Note E                                     --            265
   Accrued payroll and related liabilities                     2,600          3,165
   Accrued expenses                                            1,869          1,752
   Accrued restructuring costs                                 1,394          1,521
   Customer advances                                           6,408          4,103
                                                           ---------      ---------
         Total current liabilities                            16,531         16,178

STOCKHOLDERS' EQUITY-See Notes B and H
   Preferred stock, par value $0.01
     Authorized-1,000,000 shares; issued - none                   --             --
   Common stock, par value $0.01
     Authorized - 12,000,000 shares; issued and
         outstanding 5,787,970 shares in 1998 and 1997            58             58
   Paid-in capital                                           112,620        112,620
   Accumulated deficit                                       (75,247)       (75,260)
                                                           ---------      ---------
                                                              37,431         37,418

                                                           $  53,962      $  53,596
                                                           =========      =========

                             See accompanying notes.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  For the Three Months Ended
                                                 -----------      -----------
                                                 January 30,      January 31,
                                                    1998             1997
                                                    ----             ----
                              (Dollars in thousands, except per share and share amounts)
REVENUES
   Systems and equipment                         $    12,082      $    11,245
   Customer service and support                        5,960            6,850
                                                 -----------      -----------
                                                      18,042           18,095
                                                 -----------      -----------
OPERATING COSTS AND EXPENSES
   Cost of systems and equipment                       5,781            6,601
   Cost of customer service and support                4,591            4,840
                                                 -----------      -----------
     Gross margin                                      7,670            6,654

   Operating expenses                                  7,094            7,076
   Charges from Volt-See Note E
     Rent                                                201              201
     General and administrative                            9                9
                                                 -----------      -----------

OPERATING INCOME (LOSS)                                  366             (632)
                                                 -----------      -----------

OTHER INCOME (EXPENSE)
   Interest income                                       107               31
   Foreign exchange (loss) gain                         (446)             261
   Other, net                                             (4)            (127)
                                                 -----------      -----------
                                                        (343)             165
                                                 -----------      -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                    23             (467)

INCOME TAX PROVISION-See Note D                           10               58
                                                 -----------      -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                  13             (525)

LOSS FROM DISCONTINUED OPERATIONS-See Note G              --             (203)
                                                 -----------      -----------

NET INCOME (LOSS)                                $        13      $      (728)
                                                 ===========      ===========

BASIC AND DILUTED EARNINGS (LOSS)
     PER SHARE CONTINUING OPERATIONS             $        --      $     (0.09)

BASIC AND DILUTED EARNINGS (LOSS)
     PER SHARE DISCONTINUED OPERATIONS                    --            (0.04)
                                                 -----------      -----------


BASIC AND DILUTED NET INCOME (LOSS)
     PER SHARE-See Note H                        $        --      $     (0.13)
                                                 ===========      ===========

Average number of shares outstanding-Basic         5,787,970        5,790,370
                                                 ===========      ===========

Average number of shares outstanding-Diluted       5,788,791        5,790,370
                                                 ===========      ===========



                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                            Common Stock
                                          $0.01 Par Value                     Paid-In
                                      ----------------------     Paid-In    Accumulated
                                        Shares      Amount       Capital      Deficit
                                      ---------    ---------    ---------    ---------
                                                     (Dollars in thousands)
Balance at October 31, 1997           5,787,970    $      58    $ 112,620    $ (75,260)
   Net income for the three months           --           --           --           13
                                      ---------    ---------    ---------    ---------

Balance at January 30, 1998           5,787,970    $      58    $ 112,620    $ (75,247)
                                      =========    =========    =========    =========








                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                  For the Three Months Ended
                                                                  --------------------------
                                                                    January 30,   January 31,
                                                                       1998          1997
                                                                     -------       -------
                                                                    (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                 $    13       $  (728)
   Adjustments to reconcile net income (loss) to net
     cash applied to operating activities:
       Depreciation                                                      536           606
       Amortization                                                      138           138
       Provision for doubtful accounts                                   131           503
       Gains on foreign currency translation                              (8)         (198)
       (Gains) loss on dispositions of property and equipment            (11)            5
       Deferred income tax benefit                                       152            --
       Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                     (857)        1,556
         (Increase) decrease in inventories                           (1,591)        1,749
         (Increase) decrease in prepaid expenses and other assets        (76)          213
         Decrease in accounts payable                                 (1,015)       (5,671)
         Decrease in accrued expenses                                   (574)       (1,319)
         Increase in customer advances                                 2,402           910
         Decrease in income taxes payable                                 --          (255)
         Decrease in payable to Volt                                    (265)         (505)
                                                                     -------       -------

Net cash applied to continuing operations                             (1,025)       (2,996)
                                                                     -------       -------

         Loss on sale of discontinued operations                          --            75
         Loss from discontinued operations                                --           128
                                                                     -------       -------
         Net cash provided by discontinued operations                     --           203

NET CASH APPLIED TO OPERATING ACTIVITIES                              (1,025)       (2,793)
                                                                     -------       -------


                             Continued on next page

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                  For the Three Months Ended
                                                                  --------------------------
                                                                    January 30,   January 31,
                                                                       1998          1997
                                                                     -------       -------
                                                                    (Dollars in thousands)
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                (370)         (349)
                                                                     -------       -------

NET CASH APPLIED TO INVESTING ACTIVITIES                                (370)         (349)
                                                                     -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
       Increase in notes payable                                          --           600
                                                                     -------       -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 --           600
                                                                     -------       -------

   Effect of exchange rate changes on cash                               199           385
                                                                     -------       -------

NET DECREASE IN CASH  AND CASH EQUIVALENTS                            (1,196)       (2,157)

Cash and cash equivalents, beginning of period                         9,452         6,133
                                                                     -------       -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 8,256       $ 3,976
                                                                     =======       =======


SUPPLEMENTAL CASH TRANSACTIONS Cash paid during the period:
     Interest expense                                                $     3       $     1
     Income tax                                                      $   220       $   225




SUPPLEMENTAL NON-CASH TRANSACTIONS

On January 2, 1997, the Digiflex division of the Company was disposed of in exchange for 10,500 shares of the Company's stock (See Note G).



                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at January 30, 1998 and results of operations and cash flows for the three months ended January 30, 1998 and January 31, 1997. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 31, 1997. The accounting policies used in preparing these financial statements are the same as those described in that Report. The Company's fiscal year ends on the Friday nearest October 31.

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

NOTE C--INVENTORIES

Inventories consist of:

                                          January 30,   October 31,
                                             1998           1997
                                          -----------   -----------
                                            (Dollars in thousands)
Service parts                               $2,346        $2,318
Materials                                    4,082         3,653
Work-in-process                                982           965
Finished goods                               2,410         1,293
                                            ------        ------
                                            $9,820        $8,229
                                            ======        ======

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (Unaudited)

NOTE D--INCOME TAXES

The Company applies the liability method of accounting for deferred taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using tax rates and tax laws that are scheduled to be in effect when the differences are scheduled to reverse. Significant components of the income tax provision attributable to operations are as follows:


                                          For the Three Months Ended
                                             January 30,   January 31,
                                               1998          1997
                                               -----        -----
                                              (Dollars in thousands)
Current Taxes:
   Federal                                     $  17        $  --
   State and local                                10           --
   Foreign                                      (169)          58
                                               -----        -----
     Total current                              (142)          58
                                               -----        -----

Deferred Taxes:
   Federal                                       140           --
   State and local                                12           --
   Foreign                                        --           --
                                               -----        -----
     Total deferred                              152           --
                                               -----        -----

Total income tax provision                     $  10        $  58
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

NOTE E--CHARGES FROM VOLT

Volt incurs certain costs on behalf of the Company which are reflected in the results of operations. During the quarter ended January 30, 1998 and January 31, 1997, the Company incurred $9,000 in legal fees payable to Volt under a $3,000 per month retainer arrangement that provides the Company access to Volt's in-house legal staff. As of October 31, 1997, the Company had a $265,000 payable to Volt as a result of costs paid by Volt on behalf of the Company.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (Unaudited)


NOTE F--RELATED PARTY TRANSACTIONS

A three-year lease, commencing on the effective date of the mergers, was entered into between the Company, as lessee, and a wholly-owned subsidiary of Volt, as lessor, for space previously occupied by Autologic as its headquarters and manufacturing facility in Thousand Oaks, California. During the period from the date of the mergers through January 30, 1998, the Company paid rent to Volt aggregating $1,586,000. Pursuant to the terms of the lease, as amended in December 1996, the Company's Board of Directors established a new rental rate based on prevailing rates in the general area, which resulted in a slight decrease in rent. During the remaining term of the lease, the Company's Board of Directors may again, unilaterally, but in good faith and utilizing certain reasonableness standards, redetermine whether there should be a further increase or decrease in the base rent and/or increase (if the space is then available) or decrease the amount of rented space. The lease also provides for the Company to pay all real estate taxes, insurance, utilities and repairs related to the facility.


NOTE G--DISCONTINUED OPERATIONS

On January 2, 1997, the Company disposed of the assets of, and discontinued the operations of, Digiflex, its advertisement delivery division, which was acquired at the end of January 1996. Digiflex was sold in exchange for the retirement of 10,500 shares of the Company's stock, which was previously held by an unaffiliated party. The loss from discontinued operations for the three month period ended January 31, 1997 includes an operating loss of $128,000 on revenues of $82,000 and a loss on disposal of $75,000; no realizable income tax benefits are available to be allocated to the loss.

NOTE H--PER SHARE DATA

During the quarter ended January 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earning Per Share," (SFAS 128) which required a change in the method used to compute earnings per share. SFAS 128 replaces primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share is calculated using the weighted average number of common shares outstanding for the period, and excludes stock options and other dilutive securities that could result in the issuance of common stock. Diluted earnings per share reflects the dilution to earnings that would occur if securities, stock options and other dilutive securities result in the issuance of common stock. As required by SFAS 128, all prior period amounts have been restated to conform to the new presentation.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In order to keep investors informed of the Company's future plans and objectives, this Report (and other reports and statements issued by the Company and its officers from time to time) contain certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements". The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement . The Company believes it is in the best interests of investors to take advantage of the "safe harbor" provisions of that Act. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance, and achievements to differ materially from those described or implied in the forward-looking statements. Factors, in addition to general economic and business conditions (both in the United States and in the overseas markets where the Company distributes products) that could cause or contribute to such differences include, but are not limited to, the Company's ability to meet competition in its highly competitive markets, intense price competition and pressure on margins; the Company's ability to maintain superior technological capability in markets characterized by rapidly changing technology and frequent new product introductions; the Company's ability to foresee changes and to identify, develop and commercialize innovative and competitive products and systems in a timely and cost effective manner, the continuing availability of components, sub-assemblies, parts and end items; the Company's ability to successfully expand its market base beyond its traditional newspaper market; the Company's ability to attract and retain certain classifications of technologically qualified personnel, particularly in the areas of research and development and customer service; and the Company's ability to generate cash flows and obtain financing to support its operations and growth, as well as other factors discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 1997, and from time to time in other Company reports thereafter filed with the Securities and Exchange Commission, including this Report.

Three month's ended January 30, 1998 compared to three month's ended January 31, 1997

Results of Operations

Revenues in the three months ended January 30, 1998 decreased by $53,000, or 0.3%, due to an increase of $837,000, or 7.4%, in sales of systems and equipment offset by an $890,000, or 13%, decrease in customer service sales. The increase in sales of systems and equipment was due primarily to increased sales in the domestic operations offset, in part, by a decrease in systems and equipment sales in the international operations. Most of the international decline was due to lower sales in the Pacific Rim resulting from the Asian currency crisis. The decrease in customer service sales is due primarily to a decline in contract service revenues, the effects of the stronger US dollar on currency conversion of international service contracts, and lower customer service parts sales.

Gross profit margins expressed as a percentage of sales from systems, equipment, customer service and support revenues increased by 5.7 percentage points from 36.8% in 1997 to 42.5% in the first quarter of 1998 due to an increase of 10.9 percentage points on systems and equipment offset by a 6.4 percentage point decline in customer service margins. The increase in systems and equipment margins is due primarily to a favorable mix of sales of higher margin products and lower manufacturing costs during the current year. This is a continuation of a trend started mid fiscal year 1997 resulting from consolidation of products and operations plus on-going cost reduction efforts. The decline in customer service margins is due primarily to lower customer service and support revenues without a corresponding decrease in associated costs.

Operating expenses, expressed as a percentage of sales, remained relatively stable at 39.3% in the first quarter of fiscal year 1998 compared to 39.1% in the prior year comparable period.

The $76,000 increase in interest income in the first quarter of fiscal 1998 is due to higher average (over the three-month period) cash balances in the first quarter of fiscal 1998 than in the comparable period in the prior year.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

The Company had a foreign exchange loss in the first quarter or fiscal 1998 of $446,000 compared to a $261,000 gain in the first three months of fiscal 1997. The gain in 1997 was due to favorable, and the loss in 1998 was due to unfavorable, currency movements in the European and Pacific currency markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivables and firm commitments, foreign currency options and forward contracts are purchased.

Other expense, net decreased from $127,000 in fiscal 1997 to $4,000 in fiscal 1998 due primarily to the absence in the fiscal 1998 period of restructuring expenses incurred during 1997.

The tax provision in the reported fiscal 1998 period is 45.5% of pretax income and is higher than the statutory rate of 34% due primarily to relatively higher foreign tax rates.

See Note G of Notes to Condensed Consolidated Financial Statements on results of discontinued operations.

Liquidity and Capital Resources

During the first three months of fiscal 1998, operating activities used $1,025,000 of cash. While the Company generated cash from its profit of $13,000, supplemented by non-cash charges aggregating $938,000 (consisting principally of depreciation of $536,000, goodwill amortization of $138,000, a provision for doubtful accounts of $131,000 and a deferred income tax charge of $152,000) and an increase in customer advances of $2,402,000, these were offset by uses of cash to support growth (primarily accounts receivable and inventory increases of $857,000 and $1,591,000, respectively) and to reduce accounts payable by $1,015,000 and accrued expenses by $574,000.

Investing activities used net cash of $370,000 for the purchase of property and equipment.

As a result of the foregoing, during the three months ended January 30, 1998, cash and cash equivalents decreased by $1,196,000. The Company's working capital as of January 30, 1998 was $26,086,000, which includes $8,256,000 in cash and cash equivalents. These resources, along with the credit facility from Wells Fargo Bank discussed below, are anticipated to be sufficient to meet the Company's liquidity and capital needs for the near term in the normal course of business.

On May 15, 1997, the Company obtained a revolving line of credit, which is guaranteed by Volt, in the amount of $2,250,000 with Wells Fargo Bank. Under the terms and conditions of the line of credit, the Company may borrow from time to time, up to the full amount of the line, with interest at the higher of the bank's prime rate or the Federal Funds Rate plus .5%. There were no borrowings outstanding under this agreement as of January 30, 1998.

                           PART II - OTHER INFORMATION

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         15 Independent Accountants' Report on Review of Interim Financial Information from Ernst & Young LLP

         27       Financial Data Schedule

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended January 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AUTOLOGIC INFORMATION INTERNATIONAL, INC.


Dated: Thousand Oaks, California
       March 16, 1998

                                       BY: /s/ Anthony F. Marrelli
                                           -------------------------------------
                                           Anthony F. Marrelli
                                           Vice President and Chief Financial
                                           Officer

Exhibit Index

Exhibit       Description
-------       -----------
15            Independent Accountants' Report on Review of Interim Financial
              Information from Ernst & Young LLP

27            Financial Data Schedule