Form 10-Q
period 1998-05-01
AUTOLOGIC INFORMATION INTERNATIONAL INC
filed 1998-06-15
CIK 1003477

-------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee Required) For the quarter ended May 1, 1998

         OR

[___] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the transition period from ________________________ to _______________________

Commission File No. 0-29396

                    AUTOLOGIC INFORMATION INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     13-3855697
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

1050 Rancho Conejo Boulevard, Thousand Oaks, CA              91320
------------------------------------------------           ---------
    (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:      (805) 498-9611


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

The number of shares of common stock outstanding as of June 2, 1998 was 5,787,970.

                         PART I - FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                 May 1,     October 31,
                                                                                                  1998         1997
                                                                                                  ----         ----
                                                                                               (Unaudited)
ASSETS                                                                                          (Dollars in thousands)
CURRENT ASSETS
   Cash and cash equivalents                                                                   $  11,859    $   9,452
   Accounts receivable less allowance for doubtful
     accounts of $1,880 (1998) and $1,828 (1997)                                                  14,205       17,529
   Inventories-See Note C                                                                         10,908        8,229
   Deferred income tax benefit-See Note D                                                          4,182        4,085
   Prepaid expenses and other assets                                                               2,532        2,670
                                                                                               ---------    ---------
         Total current assets                                                                     43,686       41,965

PROPERTY AND EQUIPMENT, at cost net of
   accumulated depreciation and amortization
   of $5,922 (1998) and $5,462 (1997)                                                              5,394        5,931

DEFERRED INCOME TAX BENEFIT-See Note D                                                             3,833        3,833

EXCESS OF PURCHASE PRICE OVER NET ASSETS
   ACQUIRED, net of amortization of $1,240 (1998)
   and $964 (1997)-See Note B                                                                      1,513        1,789

OTHER ASSETS                                                                                         128           78
                                                                                               ---------    ---------

                                                                                               $  54,554    $  53,596
                                                                                               =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                            $   4,633    $   5,372
   Payable to Volt-See Note E                                                                         91          265
   Accrued payroll and related liabilities                                                         3,095        3,165
   Accrued expenses                                                                                1,431        1,752
   Accrued restructuring costs                                                                     1,265        1,521
   Customer advances                                                                               5,238        4,103
   Income taxes payable-See Note D                                                                   680           --
                                                                                               ---------    ---------
         Total current liabilities                                                                16,433       16,178

STOCKHOLDERS' EQUITY-See Notes B and H
   Preferred stock, par value $0.01
     Authorized-1,000,000 shares; issued - none                                                       --           --
   Common stock, par value $0.01
     Authorized - 12,000,000 shares; issued and
         outstanding 5,787,970 shares in 1998 and 1997                                                58           58
   Paid-in capital                                                                               112,620      112,620
   Accumulated deficit                                                                           (74,557)     (75,260)
                                                                                               ---------    ---------
                                                                                                  38,121       37,418
                                                                                               ---------    ---------
                                                                                               $  54,554    $  53,596
                                                                                               =========    =========


                             See accompanying notes.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the Three               For the
                                                    Months Ended           Six Months Ended
                                                --------------------    ----------------------
                                                  May 1,      May 2,      May 1,      May 2,
                                                   1998        1997        1998        1997
                                                   ----        ----        ----        ----
                                          (Dollars in thousands, except per share and share amounts)
REVENUES
   Systems and equipment                         $ 15,906    $ 13,614    $ 27,988    $ 24,859
   Customer service and support                     6,642       6,299      12,602      13,149
                                                 --------    --------    --------    --------
                                                   22,548      19,913      40,590      38,008
                                                 --------    --------    --------    --------

OPERATING COSTS AND EXPENSES
   Cost of systems and equipment                    8,793       7,301      14,574      13,902
   Cost of customer service and support             5,109       4,511       9,700       9,351
                                                 --------    --------    --------    --------
     Gross margin                                   8,646       8,101      16,316      14,755

   Operating expenses                               7,283       7,092      14,377      14,168
   Charges from Volt-See Note E
     Rent                                             194         194         395         395
     General and administrative                         9           9          18          18
                                                 --------    --------    --------    --------

OPERATING INCOME                                    1,160         806       1,526         174
                                                 --------    --------    --------    --------

OTHER INCOME (EXPENSE)
   Interest income                                    121          64         228          95
   Foreign exchange gain (loss)                      (124)       (127)       (570)        134
   Other, net                                          14        (138)         10        (264)
                                                 --------    --------    --------    --------
                                                       11        (201)       (332)        (35)
                                                 --------    --------    --------    --------

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                                 1,171         605       1,194         139

INCOME TAX PROVISION--Note D                          481         165         491         223
                                                 --------    --------    --------    --------

INCOME (LOSS) FROM CONTINUING OPERATIONS              690         440         703         (84)

LOSS FROM DISCONTINUED OPERATIONS-Note G               --          --          --        (203)
                                                 --------    --------    --------    --------

NET INCOME (LOSS)                                $    690    $    440    $    703    $   (287)
                                                 ========    ========    ========    ========

BASIC AND DILUTED EARNINGS (LOSS)
     PER SHARE CONTINUING OPERATIONS             $   0.12    $   0.08    $   0.12    $  (0.01)

BASIC AND DILUTED EARNINGS (LOSS)
     PER SHARE DISCONTINUED OPERATIONS           $     --    $     --    $     --    $  (0.04)
                                                 --------    --------    --------    --------

BASIC AND DILUTED NET INCOME (LOSS)
     PER SHARE--See Note H                           0.12        0.08        0.12       (0.05)
                                                 ========    ========    ========    ========

Average number of shares outstanding - Basic        5,788       5,783       5,788       5,788
                                                 ========    ========    ========    ========

Average number of shares outstanding - Diluted      5,789       5,783       5,789       5,788
                                                 ========    ========    ========    ========


                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                   Common Stock
                                                                  $0.01 Par Value
                                                              ------------------------          Paid-In          Accumulated
                                                              Shares            Amount          Capital            Deficit
                                                              ------            ------          -------          ------------
                                                               (Dollars in thousands)
Balance at October 31, 1997                                   5,787,970       $       58       $  112,620        $  (75,260)
   Net income for the six months (unaudited)                         --               --               --               703
                                                             ----------       ----------       ----------        ----------
Balance at May 1, 1998 (unaudited)                            5,787,970       $       58       $  112,620        $  (74,557)
                                                             ==========       ==========       ==========        ==========





                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                  For the Six Months Ended
                                                                  ------------------------
                                                                     May 1,      May 2,
                                                                      1998        1997
                                                                      ----        ----
                                                                   (Dollars in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                $   703    $  (287)
   Adjustments to reconcile net income (loss) to net
     cash applied to operating activities:
       Depreciation                                                   1,094      1,118
       Amortization                                                     276        276
       Provision for doubtful accounts                                   30        624
       Loss (gain) on foreign currency translation                       24       (371)
       Loss on dispositions of property and equipment                    76         65
       Deferred income taxes                                            (97)        --
       Changes in operating assets and liabilities:
         Decrease in accounts receivable                              2,973      6,771
         (Increase) decrease in inventories                          (2,679)     3,028
         Decrease (Increase) in prepaid expenses and other assets        80       (529)
         Decrease in accounts payable                                  (680)    (6,011)
         Decrease in accrued expenses                                  (616)    (1,819)
         Increase (decrease) in customer advances                     1,178        (76)
         Increase (decrease) in income taxes payable                    680       (338)
         Decrease in payable to Volt                                   (174)      (696)
                                                                    -------    -------

Net cash provided by continuing operations                            2,868      1,755
                                                                    -------    -------

       Loss on sale of discontinued operations                           --         75
       Loss from discontinued operations                                 --        128
       Net cash applied to discontinued operations                       --        (81)
                                                                    -------    -------
       Net cash provided by discontinued operations                      --        122

NET CASH PROVIDED BY
    OPERATING ACTIVITIES                                              2,868      1,877
                                                                    -------    -------


                             Continued on next page

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                                   For the Six Months Ended
                                                                                   ------------------------
                                                                                   May 1,            May 2,
                                                                                    1998              1997
                                                                                    ----              ----
                                                                                    (Dollars in thousands)

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from disposal of property and equipment                         $          145    $         110
     Purchases of property and equipment                                                (778)            (800)
                                                                              --------------    -------------

NET CASH APPLIED TO INVESTING ACTIVITIES                                                (633)            (690)
                                                                              --------------    -------------

   Effect of exchange rate changes on cash                                               172              604
                                                                              --------------    -------------

NET INCREASE IN CASH  AND CASH EQUIVALENTS                                             2,407            1,791

Cash and cash equivalents, beginning of period                                         9,452            6,133
                                                                              --------------    -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $       11,859    $       7,294
                                                                              ==============    =============


SUPPLEMENTAL CASH TRANSACTIONS Cash paid during the period:
     Interest expense                                                         $            3    $           9
     Income tax                                                               $          258    $         461



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



                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A--Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at May 1, 1998 and results of operations for the three months and six months ended May 1, 1998 and May 2, 1997, and cash flows for the six months ended May 1, 1998 and May 2, 1997. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

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

As the Company, Autologic and the Volt Subsidiaries were under common control, the merger of Autologic and the transfer of the stock of the Volt Subsidiaries to the Company has been accounted for on a pooling of interest basis. The merger of Triple-I has been accounted for under the purchase method of accounting and, accordingly, the purchase price, which was based on the quoted market price of the Triple-I common stock at the time the general terms of the acquisition were agreed to and announced, plus the value of stock options issued in exchange for outstanding stock options of Triple-I, has been allocated to net assets based upon their estimated fair values. The $2,753,000 excess of the purchase price over the estimated fair value of Triple-I's identifiable assets, including the estimated future tax benefits of Triple-I's net operating loss carryforwards and deductible temporary differences, was recorded on the effective date of the merger and is being amortized over a five-year period.

NOTE C--INVENTORIES

Inventories consist of:

                   May 1,   October 31,
                    1998      1997
                    ----      ----
                (Dollars in thousands)

Service parts     $ 2,471   $ 2,318
Materials           4,673     3,653
Work-in-process     1,614       965
Finished goods      2,150     1,293
                  -------   -------
                  $10,908   $ 8,229
                  =======   =======

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


                          For the Three Months Ended   For the Six Months Ended
                          --------------------------   ------------------------
                             May 1,         May 2,        May 1,        May 2,
                              1998           1997          1998          1997
                              ----           ----          ----          ----
                                           (Dollars in thousands)
Current Taxes:
   Federal                   $ 446          $  --         $ 464          $  --
   State and local              70             --            80             --
   Foreign                     213            165            44            223
                             -----          -----         -----          -----
     Total current             729            165           588            223
                             -----          -----         -----          -----
Deferred Taxes:
   Federal                    (216)            --           (77)            --
State and local                (32)            --           (20)            --
   Foreign                      --             --            --             --
                             -----          -----         -----          -----
     Total deferred           (248)            --           (97)            --
                             -----          -----         -----          -----

Total income tax provision   $ 481          $ 165         $ 491          $ 223
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

NOTE E--CHARGES FROM VOLT

Volt incurs certain costs on behalf of the Company which are reflected in the results of operations. During the quarter ended May 1, 1998 and May 2, 1997, the Company incurred $9,000 in legal fees payable to Volt under a $3,000 per month retainer arrangement that provides the Company access to Volt's in-house legal staff.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (Unaudited)


NOTE F--RELATED PARTY TRANSACTIONS

A three-year lease, commencing on the effective date of the mergers, was entered into between the Company, as lessee, and a wholly-owned subsidiary of Volt, as lessor, for space previously occupied by Autologic as its headquarters and manufacturing facility in Thousand Oaks, California. Pursuant to the terms of the lease, as amended in December 1996, the Company's Board of Directors established a new rental rate based on prevailing rates in the general area, which resulted in a slight decrease in rent. During the remaining term of the lease, the Company's Board of Directors may again, unilaterally, but in good faith and utilizing certain reasonableness standards, redetermine whether there should be a further increase or decrease in the base rent and/or increase (if the space is then available) or decrease the amount of rented space. The lease also provides for the Company to pay all real estate taxes, insurance, utilities and repairs related to the facility. During the period from the date of the mergers through May 1, 1998, the Company paid rent to Volt aggregating $1,780,000.


NOTE G--DISCONTINUED OPERATIONS

On January 2, 1997, the Company disposed of the assets of, and discontinued the operations of, Digiflex, its advertisement delivery division, which was acquired at the end of January 1996. Digiflex was sold in exchange for the retirement of 10,500 shares of the Company's stock, which was previously held by an unaffiliated party. The loss from discontinued operations for the six month period ended May 2, 1997, all incurred in the three month period ended January 31, 1997, includes an operating loss of $128,000 on revenues of $82,000 and a loss on disposal of $75,000; no realizable income tax benefits are available to be allocated to the loss.

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

NOTE I--RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131 (SFAS No. 131), "Disclosures about Segments of an Enterprise and Related Information," were issued in June 1997. SFAS No. 130 and SFAS No. 131 are effective for fiscal years beginning subsequent to December 15, 1997, and, therefore, will be adopted by the Company for its 1999 fiscal year. The Company does not expect the adoption of SFAS No. 130 or SFAS No. 131 to result in any material changes in its disclosure or to have any impact on the Company's consolidated results of operations, financial position or cash flows.

In October 1997, the American Institute of Certified Public Accountants issued SOP 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and will supersede SOP 91-1. The Company will be required to apply the provisions of SOP 97-2 to transactions entered into during fiscal 1999. Management anticipates that the adoption of this guidance will not have a material impact on its financial condition or results of operations.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In order to keep investors informed of the Company's future plans and objectives, this Report (and other reports and statements issued by the Company and its officers from time to time) contain certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements". The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement . The Company believes it is in the best interests of investors to take advantage of the "safe harbor" provisions of that Act. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. Factors, in addition to general economic and business conditions (both in the United States and in the overseas markets where the Company distributes products) that could cause or contribute to such differences include, but are not limited to, the Company's ability to meet competition in its highly competitive markets, intense price competition and pressure on margins; the Company's ability to maintain superior technological capability in markets characterized by rapidly changing technology and frequent new product introductions; the Company's ability to foresee changes and to identify, develop and commercialize innovative and competitive products and systems in a timely and cost effective manner; the continuing availability of components, sub-assemblies, parts and end items; the Company's ability to successfully expand its market base beyond its traditional newspaper market; the Company's ability to attract and retain certain classifications of technologically qualified personnel, particularly in the areas of research and development and customer service; and the Company's ability to generate cash flows and obtain financing to support its operations and growth, as well as other factors discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 1997, and from time to time in other Company reports thereafter filed with the Securities and Exchange Commission, including this Report.

Three months ended May 1, 1998 compared to three months ended May 2, 1997

Results of Operations

Revenues in the three months ended May 1, 1998 increased by $2,635,000, or 13.2%, consisting of an increase of $2,292,000, or 16.8%, in sales of systems and equipment and an increase of $343,000, or 5.4%, in customer service and support sales. The increase in sales of systems and equipment was due primarily to increased sales in the domestic operations offset, in part, by a decrease in systems and equipment sales in the international operations. All of the international decline was due to lower sales in the Pacific Rim as a result of the economic problems in Asia, which may continue to impair sales in the region until the Pacific Rim currencies strengthen. The increase in customer service and support sales is due primarily to increased sales in the domestic operations. The markets in which the segment competes are marked by rapidly changing technology, with sales in the second quarter of fiscal 1998 of equipment introduced within the last three years comprising approximately 84% of equipment sales.

Gross profit margins expressed as a percentage of sales from systems, equipment, customer service and support revenues decreased by 2.4 percentage points from 40.7% in 1997 to 38.3% in the second quarter of 1998 consisting of a decrease of
1.6 percentage points on systems and equipment and a decrease of 5.3 percentage points in customer service and support margins. The decrease in systems and equipment margins was due principally to the sale of a greater proportion of lower margin products. The decline in customer service and support margins was due primarily to higher material costs associated with the domestic operations.

Operating expenses at $7,283,000 increased by $191,000, or 2.7%, from $7,092,000 in the second quarter of 1997 due primarily to higher development costs incurred in the development of the Company's proprietary computer-to-plate product during the current year. However, expressed as a percentage of sales, operating expenses decreased by 3.3 percentage points from 35.6% in 1997 to 32.3% in 1998.

The $57,000 increase in interest income in the second quarter of fiscal 1998 was due to higher average (over the three month period) cash balances than in the comparable period in the prior year.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

The Company had a foreign exchange loss in the second quarter of fiscal 1998 of $124,000 compared to $127,000 in the second quarter of fiscal 1997. The losses in both periods were due to unfavorable currency movements in the European and Pacific currency markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivables and firm commitments, foreign currency options and forward contracts are purchased.

Other expense, net, changed from an expense of $138,000 in fiscal 1997 to income of $14,000 in fiscal 1998 due to a decrease of several items of expense in this category.

The income tax provision in the three month reported fiscal 1998 period was 41% of pretax income and was higher than the statutory rate of 34% due primarily to state taxes and relatively higher foreign tax rates. The tax provision of 27% of pre-tax income in the second quarter of fiscal 1997 was lower than the statutory rate due to taxes on foreign earnings without U.S. tax benefit.

Six months ended May 1, 1998 compared to six months ended May 2, 1997

Results of Operations

Revenues in the six months ended May 1, 1998 increased by $2,582,000, or 6.8% consisting of an increase of $3,129,000, or 12.6% in sales of systems and equipment offset, in part, by a decrease of $547,000, or 4.2% in customer service and support sales. The increase in sales of systems and equipment is due primarily to increased sales in the domestic operations offset, in part, by a decrease in systems and equipment sales in the international operations. Most of the international decline was due to lower sales in the Pacific Rim as a result of the economic problems in Asia, which may continue to impair sales in the region until the Pacific Rim currencies strengthen. The decrease in customer service sales was due primarily to a decline in contract service revenue, the effects of the stronger US dollar on currency conversion of international contracts and lower customer service parts sales.

Gross profit margins expressed as a percentage of sales from systems, equipment, customer service and support revenue increased by 1.4 percentage points from 38.8% in 1997 to 40.2% in the second half of 1998 due to an increase of 3.9 percentage points on systems and equipment offset, in part, by a 5.9 percentage point decline in customer service margins. The increase in systems and equipment margins was due primarily to a favorable mix of sales of higher margin products and lower manufacturing costs during the current year. This is a continuation of a trend started mid fiscal 1997 resulting from consolidation of products and operations plus on-going cost reduction efforts. The decline in customer service margins was due primarily to lower customer service and support revenues, and higher material costs associated with the domestic operations.

Operating expenses increased by $209,000, or 1.5%, in the first six months of fiscal 1998 over to the prior year comparable period. However, expressed as a percentage of sales operating expenses declined from 37.3% in fiscal 1997 to 35.4% in fiscal 1998.

The $133,000 increase in interest income in fiscal 1998 was due to higher average (over the six-month period) cash balances in the first half of fiscal 1998 than in the comparable period in the prior year.

The Company had a foreign exchange loss in the first six months of fiscal 1998 of $570,000 compared to a $134,000 gain in the first six months of fiscal 1997. The gain in 1997 was due to favorable, and the loss in 1998 was due to unfavorable, currency movement in the European and Pacific currency markets. To reduce the adverse impact from foreign currency changes on the Company's foreign currency receivables and firm commitments, foreign currency options and forward contracts are purchased.

Other expense, net, changed from an expense of $264,000 in fiscal 1997 to income of $10,000 in 1998 due to a decrease of several items of expense in this category.

The income tax provision in the six month reported fiscal 1998 period was 41% of pretax income and was higher than the statutory rate of 34% due primarily to state taxes and relatively higher foreign tax rates. The tax provision for 1997 relates to taxes on foreign earnings without U.S. tax benefit.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

On January 2, 1997, the Company disposed of the assets of, and discontinued the operations of, Digiflex, its advertisement delivery division, which was acquired at the end of January 1996. The loss from discontinued operations for the six month period ended May 2, 1997, all incurred in the three month period ended January 31, 1997, includes an operating loss of $128,000 on revenues of $82,000 and a loss on disposal of $75,000; no realizable income tax benefits are available to be allocated to the loss.

Liquidity and Capital Resources

During the first six months of fiscal 1998, operating activities provided $2,868,000 of cash. The Company generated cash from its profit of $703,000, supplemented by non-cash charges aggregating $1,403,000 consisting principally of depreciation of $1,094,000, goodwill amortization of $276,000, a provision for doubtful accounts of $30,000, a loss on foreign translation of $24,000 and a loss on dispositions of property and equipment of $76,000 offset, in part, by a deferred income tax charge of $97,000. In addition, cash was provided by net changes in assets and liabilities of $762,000, primarily due to a decrease in accounts receivable of $2,973,000, an increase in customer advances of $1,178,000 and an increase in income taxes payable of $680,000. These were offset by uses of cash to support growth (primarily inventory increases of $2,679,000) and to reduce accounts payable by $680,000 and accrued expenses by $616,000.

Investing activities used cash of $778,000 for the purchase of property and equipment, offset, in part, by $145,000 in proceeds from the disposal of property and equipment.

As a result of the foregoing, during the six months ended May 1, 1998, cash and cash equivalents increased by $2,407,000. The Company's working capital as of May 1, 1998 was $27,253,000, which includes $11,859,000 in cash and cash equivalents. These resources are anticipated to be sufficient to meet the Company's liquidity and capital needs for the near term in the normal course of business.

On May 15, 1997, the Company obtained a revolving line of credit, which is guaranteed by Volt, in the amount of $2,250,000 with Wells Fargo Bank. Under the terms and conditions of the line of credit, the Company may borrow, repay and re-borrow, from time to time, up to the full amount of the line, with interest at the higher of the bank's prime rate or the Federal Funds Rate plus .5%. There were no borrowings outstanding under this agreement as of May 1, 1998. Subsequent to the end of the quarter, the revolving line of credit was allowed to expire, as the Company's current cash resources are considered adequate and management believes that similar agreements with similar terms will be available in the future, if necessary.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 1998 Annual Meeting of Shareholders held on April 22, 1998, stockholders:

(a) Elected the following to serve as Directors of the Company to serve until the 1999 Annual Meeting of the Stockholders, by the following votes:

                                               For                 Votes Withheld
                                               ---                 --------------

Leroy M. Bell                               5,502,401                  3,530

Dennis D. Doolittle                         5,502,459                  3,472

Alden L. Edwards                            5,502,533                  3,398

EuGene L. Falk                              5,503,533                  2,398

James J. Groberg                            5,503,533                  2,398

Paul H. McGarrell                           5,503,533                  2,398

Jerome Shaw                                 5,503,502                  2,429

William Shaw                                5,503,533                  2,398


(b) Ratified the action of the Board of Directors in appointing Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending October 30, 1998 by the following vote:

For:     5,504,038            Against:     444              Abstain:     1,449

                           PART II - OTHER INFORMATION

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         15 Independent Accountants' Report on Review of Interim Financial Information from Ernst & Young LLP

         27       Financial Data Schedule

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended May 1, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 AUTOLOGIC INFORMATION INTERNATIONAL, INC.

Dated:  Thousand Oaks, California
        June 12, 1998

                                 BY: /s/Anthony F. Marrelli
                                     -----------------------------------------
                                      Anthony F. Marrelli
                                      Vice President and Chief Financial Officer

Exhibit Index

Exhibit       Description
-------       -----------
15            Independent Accountants' Report on Review of Interim Financial
              Information from Ernst & Young LLP

27            Financial Data Schedule