Form 10-Q
period 1998-07-31
AUTOLOGIC INFORMATION INTERNATIONAL INC
filed 1998-09-14
CIK 1003477

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee Required)

For the quarter ended July 31, 1998

         OR

[___] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from _______________________ to ______________________

Commission File No. 0-29396

                    AUTOLOGIC INFORMATION INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                             13-3855697
-------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

1050 Rancho Conejo Boulevard, Thousand Oaks, CA                   91320
------------------------------------------------                ----------
        (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:          (805) 498-9611


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

The number of shares of common stock outstanding as of September 2, 1998 was 5,787,970.

                         PART I - FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               July 31,         October 31,
                                                                1998              1997
                                                              ---------         ---------
                                                             (Unaudited)
ASSETS                                                          (Dollars in thousands)
CURRENT ASSETS
   Cash and cash equivalents                                  $  11,265         $   9,452
   Accounts receivable less allowance for doubtful
     accounts of $2,005 (1998) and $1,828 (1997)                 16,671            17,529
   Inventories-See Note C                                        11,175             8,229
   Deferred income tax benefit-See Note D                         4,068             4,085
   Prepaid expenses and other assets                              2,220             2,670
                                                              ---------         ---------
         Total current assets                                    45,399            41,965

PROPERTY AND EQUIPMENT, at cost net of
   accumulated depreciation and amortization
   of $5,964 (1998) and $5,462 (1997)                             5,362             5,931

DEFERRED INCOME TAX BENEFIT-See Note D                            3,833             3,833

EXCESS OF PURCHASE PRICE OVER NET ASSETS
   ACQUIRED, net of amortization of $1,378 (1998)
   and $964 (1997)-See Note B                                     1,375             1,789

OTHER ASSETS                                                         94                78
                                                              ---------         ---------

                                                              $  56,063         $  53,596
                                                              =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                           $   3,875         $   5,372
   Payable to Volt-See Note E                                       184               265
   Accrued payroll and related liabilities                        3,063             3,165
   Accrued expenses                                               1,970             1,752
   Accrued restructuring costs                                    1,139             1,521
   Customer advances                                              6,129             4,103
   Income taxes payable-See Note D                                  872                --
                                                              ---------         ---------
         Total current liabilities                               17,232            16,178

STOCKHOLDERS' EQUITY-See Notes B and H
   Preferred stock, par value $0.01
     Authorized-1,000,000 shares; issued - none                      --                --
   Common stock, par value $0.01
     Authorized - 12,000,000 shares; issued and
         outstanding 5,787,970 shares in 1998 and 1997               58                58
   Paid-in capital                                              112,620           112,620
   Accumulated deficit                                          (73,847)          (75,260)
                                                              ---------         ---------
                                                                 38,831            37,418
                                                              ---------         ---------
                                                              $  56,063         $  53,596
                                                              =========         =========



                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      For the Three Months Ended        For the Nine Months Ended
                                                      --------------------------        --------------------------
                                                       July 31,        August 1,        July 31,         August 1,
                                                        1998             1997             1998             1997
                                                      --------         ---------        --------         ---------
                                                               (In thousands, except per share amounts)
REVENUES
   Systems and equipment                              $ 15,083         $ 15,303         $ 43,071         $ 40,145
   Customer service and support                          7,183            7,011           19,785           20,177
                                                      --------         --------         --------         --------
                                                        22,266           22,314           62,856           60,322
                                                      --------         --------         --------         --------

OPERATING COSTS AND EXPENSES
   Cost of systems and equipment                         8,552            8,037           23,126           21,938
   Cost of customer service and support                  4,511            5,203           14,211           14,553
                                                      --------         --------         --------         --------
     Gross margin                                        9,203            9,074           25,519           23,831

   Operating expenses                                    7,593            7,833           21,970           22,002
   Charges from Volt-See Note E
     Rent                                                  194              194              589              589
     General and administrative                              9                9               27               27
                                                      --------         --------         --------         --------

OPERATING INCOME                                         1,407            1,038            2,933            1,213
                                                      --------         --------         --------         --------

OTHER INCOME (EXPENSE)
   Interest income                                         140              130              368              225
   Foreign exchange gain (loss)                           (132)              61             (702)             195
   Other, net                                              (32)              18              (22)            (247)
                                                      --------         --------         --------         --------
                                                           (24)             209             (356)             173
                                                      --------         --------         --------         --------

INCOME FROM CONTINUING OPERATIONS
     BEFORE INCOME TAXES                                 1,383            1,247            2,577            1,386

INCOME TAX PROVISION-See Note D                            673              422            1,164              645
                                                      --------         --------         --------         --------

INCOME FROM CONTINUING OPERATIONS                          710              825            1,413              741

LOSS FROM DISCONTINUED OPERATIONS-See Note G                --               --               --             (203)
                                                      --------         --------         --------         --------

NET INCOME                                            $    710         $    825         $  1,413         $    538
                                                      ========         ========         ========         ========

BASIC AND DILUTED EARNINGS (LOSS)
     PER SHARE FROM CONTINUING OPERATIONS             $   0.12         $   0.14         $   0.24         $   0.13

BASIC AND DILUTED LOSS PER SHARE
     FROM DISCONTINUED OPERATIONS                     $     --         $     --         $     --         $  (0.04)
                                                      --------         --------         --------         --------

BASIC AND DILUTED EARNINGS
     PER SHARE-See Note H                                 0.12             0.14             0.24             0.09
                                                      ========         ========         ========         ========

Average number of shares outstanding - Basic             5,788            5,783            5,788            5,786
                                                      ========         ========         ========         ========

Average number of shares outstanding - Diluted           5,789            5,783            5,789            5,786
                                                      ========         ========         ========         ========



                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                           Common Stock
                                                          $0.01 Par Value
                                                     --------------------------         Paid-In        Accumulated
                                                      Shares           Amount           Capital          Deficit
                                                     ---------        ---------        ---------        ---------
                                                                        (Dollars in thousands)
Balance at October 31, 1997                          5,787,970        $      58        $ 112,620        $ (75,260)

   Net income for the nine months (unaudited)               --               --               --            1,413
                                                     ---------        ---------        ---------        ---------
Balance at July 31, 1998 (unaudited)                 5,787,970        $      58        $ 112,620        $ (73,847)
                                                     =========        =========        =========        =========



                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                        For the Nine Months Ended
                                                                        --------------------------
                                                                         July 31,        August 1,
                                                                           1998            1997
                                                                        ---------        ---------
                                                                          (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                            $ 1,413         $   538
   Adjustments to reconcile net income to net
     cash applied to operating activities:
       Depreciation                                                        1,649           1,699
       Amortization                                                          414             414
       Provision for doubtful accounts                                       328             692
       Loss (gain) on foreign currency translation                           234            (519)
       Loss on dispositions of property and equipment                        101              46
       Deferred income taxes                                                  17             689
       Changes in operating assets and liabilities:
         Decrease in accounts receivable                                      95           4,501
         (Increase) decrease in inventories                               (2,946)          3,470
         Decrease (increase) in prepaid expenses and other assets            426            (908)
         Decrease in accounts payable                                     (1,411)         (5,694)
         Decrease in accrued expenses                                       (211)         (1,097)
         Increase in customer advances                                     2,084             738
         Increase (decrease) in income taxes payable                         872          (1,342)
         Decrease in payable to Volt                                         (81)           (830)
                                                                         -------         -------

Net cash provided by continuing operations                                 2,984           2,397
                                                                         -------         -------

       Loss on sale of discontinued operations                                --              75
       Loss from discontinued operations                                      --             128
       Net cash applied to discontinued operations                            --             (81)
                                                                         -------         -------
       Net cash provided by discontinued operations                           --             122

NET CASH PROVIDED BY
    OPERATING ACTIVITIES                                                   2,984           2,519
                                                                         -------         -------



                             Continued on next page

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                   For the Nine Months Ended
                                                                   --------------------------
                                                                   July 31,         August 1,
                                                                     1998             1997
                                                                   --------         ---------
                                                                     (Dollars in thousands)
CASH FLOWS PROVIDED BY (APPLIED TO)
  INVESTING ACTIVITIES
     Proceeds from disposal of property and equipment              $    145         $    110
     Purchases of property and equipment                             (1,326)          (1,705)
                                                                   --------         --------

NET CASH APPLIED TO INVESTING ACTIVITIES                             (1,181)          (1,595)
                                                                   --------         --------

   Effect of exchange rate changes on cash                               10              919
                                                                   --------         --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             1,813            1,843

Cash and cash equivalents, beginning of period                        9,452            6,133
                                                                   --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 11,265         $  7,976
                                                                   ========         ========


SUPPLEMENTAL CASH TRANSACTIONS Cash paid during the period:
     Interest expense                                              $     11         $      9
     Income tax                                                    $     51         $  1,084



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



                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at July 31, 1998 and results of operations for the three months and nine months ended July 31, 1998 and August 1, 1997, and cash flows for the nine months ended July 31, 1998 and August 1, 1997. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

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

NOTE C--INVENTORIES

Inventories consist of:

                            July 31,      October 31,
                             1998            1997
                            -------        -------
                            (Dollars in thousands)
     Service parts          $ 2,118        $ 2,318
     Materials                4,963          3,653
     Work-in-process          2,962            965
     Finished goods           1,132          1,293
                            -------        -------
                            $11,175        $ 8,229
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


                                 For the Three Months Ended      For the Nine Months Ended
                                 --------------------------      -------------------------
                                  July 31,        August 1,       July 31,       August 1,
                                   1998            1997            1998            1997
                                 ---------        ---------       -------         -------
                                                    (Dollars in thousands)
Current Taxes:
   Federal                        $   696         $  (492)        $ 1,160         $  (492)
   State and local                     87             (29)            167             (29)
   Foreign                           (224)            254            (180)            477
                                  -------         -------         -------         -------
     Total current                    559            (267)          1,147             (44)
                                  -------         -------         -------         -------
Deferred Taxes:
   Federal                            106             614              29             614
State and local                         8              75             (12)             74
   Foreign                             --              --              --              --
                                  -------         -------         -------         -------
     Total deferred                   114             689              17             689
                                  -------         -------         -------         -------

Total income tax provision        $   673         $   422         $ 1,164         $   645
                                  =======         =======         =======         =======


Deferred income taxes reflect the net tax effects of changes in the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As described in Note B, as of the date of the mergers, a deferred tax asset was established representing the estimated future tax benefit anticipated to be realized from the use of Triple-I's net operating loss carryforward and deductible temporary differences and the Company's deductible temporary differences existing at the date of mergers to reduce anticipated taxable income of the Company to be realized subsequent to the mergers. The Company believes that it is more likely than not that such tax benefits will be realized based on the combined companies' past, historical results of operations and anticipated future results of operations and after considering provisions of the tax law, such as the change in ownership provisions, that restrict the future use of Triple-I's tax benefits.

NOTE E--CHARGES FROM VOLT

Volt incurs certain costs on behalf of the Company which are reflected in the results of operations. During the quarters ended July 31, 1998 and August 1, 1997, the Company incurred $9,000 in legal fees payable to Volt under a $3,000 per month retainer arrangement that provides the Company access to Volt's in-house legal staff.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (Unaudited)


NOTE F--RELATED PARTY TRANSACTIONS

A three-year lease, commencing on the effective date of the mergers, was entered into between the Company, as lessee, and a wholly-owned subsidiary of Volt, as lessor, for space previously occupied by Autologic as its headquarters and manufacturing facility in Thousand Oaks, California. Pursuant to the terms of the lease, as amended in December 1996, the Company's Board of Directors established a new rental rate based on prevailing rates in the general area, which resulted in a slight decrease in rent. During the remaining term of the lease, the Company's Board of Directors may again, unilaterally, but in good faith and utilizing certain reasonableness standards, redetermine whether there should be a further increase or decrease in the base rent and/or increase (if the space is then available) or decrease the amount of rented space. The lease also provides for the Company to pay all real estate taxes, insurance, utilities and repairs related to the facility. During the period from the date of the mergers through July 31, 1998, the Company paid rent to Volt aggregating $1,974,000.


NOTE G--DISCONTINUED OPERATIONS

On January 2, 1997, the Company disposed of the assets of, and discontinued the operations of, Digiflex, its advertisement delivery division, which was acquired at the end of January 1996. Digiflex was sold in exchange for the retirement of 10,500 shares of the Company's stock, which was previously held by an unaffiliated party. The loss from discontinued operations for the nine-month period ended August 1, 1997, all incurred in the three-month period ended January 31, 1997, includes an operating loss of $128,000 on revenues of $82,000 and a loss on disposal of $75,000; no realizable income tax benefits are available to be allocated to the loss.

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

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In order to keep investors informed of the Company's future plans and objectives, this Report (and other reports and statements issued by the Company and its officers from time to time) contain certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements". The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes it is in the best interests of investors to take advantage of the "safe harbor" provisions of that Act. Such forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. Factors, in addition to general economic and business conditions (both in the United States and in the overseas markets where the Company distributes products), that could cause or contribute to such differences include, but are not limited to, the Company's ability to meet competition in its highly competitive markets, intense price competition and pressure on margins; the Company's ability to maintain superior technological capability in markets characterized by rapidly changing technology and frequent new product introductions; the Company's ability to foresee changes and to identify, develop and commercialize innovative and competitive products and systems in a timely and cost effective manner; the continuing availability of components, sub-assemblies, parts and end items; the Company's ability to successfully expand its market base beyond its traditional newspaper market; the Company's ability to attract and retain certain classifications of technologically qualified personnel, particularly in the areas of research and development and customer service; and the Company's ability to generate cash flows and obtain financing to support its operations and growth, as well as other factors discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 1997, and from time to time in other Company reports thereafter filed with the Securities and Exchange Commission, including this Report.

Sales and Distribution Overview:

The Company distributes and supports its products through a number of channels:

- Americas Operations - United States domestic sales experienced strong bookings and shipments in the third quarter of 1998. This is a continuation of a trend for the entire year where sales are well above last year. Latin American sales were strong in the first half of the year, but slowed in the third quarter of 1998.

- European Operations - European shipments were soft during the third quarter of 1998, but we experienced a high booking rate at the end of the quarter resulting in a strong backlog entering the fourth quarter of 1998. The introduction and roll out of the Computer-to-Plate imager is one key to the success of European sales in the fourth quarter of 1998 and into next fiscal year.

- Pacific Operations - The Company is experiencing a significant drop in sales from distributors in the Far East as a result of the Asian economic crisis. Australian and New Zealand sales through our wholly owned subsidiary are also off due to the strengthening of the dollar to local currencies.

- Xitron - Xitron has been concentrating on OEM and major distributor sales with an emphasis on repeat business, and this strategy is beginning to payoff. Several new agreements were signed in the third quarter of 1998, and sales have increased.

- Laser Cinema Recorder - During the third quarter of 1998, the Company shipped two machines. The Company is changing the sales and support strategy for the product assuming more of the activity in-house. The Company is concentrating on improving the manufacturing support processes for the LCR to improve our manufacturing efficiency.

Product Overview:

The Company is focused on expanding market share in its primary markets. The Company's layered architecture and standard products, when used in combination, provide the market with tailored solutions for the customer. The Company continues with a research and development program focusing on both hardware and system software products. During the third quarter of 1998, a number of new products and enhancements were released:

- The first manufacturing built Computer-to-Plate ("CTP") imager was shipped. This unit was used at a major trade show and is now being installed as a trial system at a newspaper in Australia. The fourth quarter will be the period where manufacturing ramp-up for the CTP machine occurs and the initial customer orders are filled.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS--Continued

- The Adobe CPSI based APS-RIP3 Postscript RIP completed its full product release cycle. The product supports both Postscript 3 and PDF 1.2 and input languages. Newspaper Beta sites are in production using the new product, including a newspaper now fully in production using remote transmission of pages in PDF. The APS-RIP3 takes advantage of the newest Adobe technology offerings combined with a powerful user implementation by the Company. Xitron is now offering a version of the RIP3 implementation to the OEM market demonstrating how we can leverage developments in one operation into sales via multiple channels.

- The Harlequin based APS-GrafixRIP was updated with the latest Harlequin Scriptworks base release, which includes PDF 1.2 support. The Company provides seamless integration to its customers of the two most popular Postscript rasterizing technologies.

- Ad Manager System installations are up with an order rate twice that of last year reflecting improvements made over prior quarters.

- A new APSCOM release was completed; it includes PDF transmission support used in the above referenced PDF transmission site. The Company continues to grow market share with this technology.

- At recent trade shows, the Company has introduced a number of new products including the Plateroom Manager, APS-View soft proofing system, and APS-PDF AdTool, all of which are in development and will be released to Beta test in the fourth quarter of 1998.

Three months ended July 31, 1998 compared to three months ended August 1, 1997

Results of Operations

Revenues in the three months ended July 31, 1998 decreased by $48,000, or 0.2%, due to a decrease of $220,000, or 1.4%, in sales of systems and equipment, offset, in large part, by an increase of $172,000, or 2.5%, in customer service and support sales. The decrease in sales of systems and equipment was due primarily to decreased sales in foreign markets offset, in part, by an increase in systems and equipment sales in domestic markets. Most of the international decline was due to lower sales in the Pacific Rim as a result of the Asian economic problems, which may continue to impair sales in the region until the Pacific Rim currencies strengthen. The increase in customer service and support sales was due primarily to increased sales in domestic markets.

Gross profit margins expressed as a percentage of revenues increased by 0.6 percentage points from 40.7% in the third quarter of fiscal 1997 to 41.3% in the third quarter of 1998 due to an increase of 11.4 percentage points in customer service and support margin, partially offset by a decrease of 4.2 percentage points on systems and equipment. The decrease in systems and equipment margins was due primarily to slightly higher material costs. The increase in customer service and support margins was due primarily to lower operating costs.

Operating expenses of $7,593,000 decreased by $240,000, or 3.1%, from $7,833,000 in the third quarter of fiscal 1997 due primarily to reduced sales and marketing expenditures, offset by higher costs incurred in the development of the Company's proprietary computer-to-plate product during the current quarter. However, expressed as a percentage of revenues, operating expenses decreased by
1.0 percentage point from 35.1% in 1997 to 34.1% in 1998.

The $10,000 increase in interest income in the third quarter of fiscal 1998 was due to higher average (over the three-month period) cash balances than in the third quarter of fiscal 1997.

The Company had a foreign exchange loss in the third quarter of fiscal 1998 of $132,000 compared to a $61,000 gain in the third quarter of fiscal 1997. The loss in 1998 was due to unfavorable, and the gain in 1997 was due to favorable, currency movements in the European and Pacific currency markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivables and firm commitments, foreign currency options and forward contracts are purchased.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Other expense, net, was a gain of $18,000 in the third quarter of fiscal 1997 compared to a loss of $32,000 in the third quarter of fiscal 1998 due to an increase of $50,000 in several expense items in this category in the current quarter.

The tax provision in the three month reported fiscal 1998 period is 48.7% of pretax income compared to 34% in the three month reported fiscal 1997 period, and was higher than the statutory rate of 34% due primarily to state taxes and relatively higher foreign tax rates.

Nine months ended July 31, 1998 compared to nine months ended August 1, 1997

Results of Operations

In the nine-month period ended July 31, 1998, revenues increased by $2,534,000, or 4.2%, due to an increase of $2,926,000, or 7.3%, in sales of systems and equipment partially offset by a $392,000, or 1.9%, decrease in customer service revenues. The increase in system and equipment sales was due primarily to increased domestic sales offset, in part, by a decrease in sale of systems and equipment in the international markets. Most of the international decline was in the Pacific Rim due to the economic problems in Asia which may continue to impair sales in the region until Pacific Rim currencies strengthen. The decrease (which occurred in the first quarter of fiscal 1998) in customer service sales was due primarily to a decline in contract service revenue, the effects of the stronger US dollar on currency conversion of international contracts and lower customer service part sales.

Gross margins improved 1.1 percentage points from 39.5% in the nine-month period in fiscal 1997 to 40.6% in the nine-month period in fiscal 1998. Systems and equipment gross margins for the nine-month period in fiscal 1998 increased by
0.9 percentage points (from 45.4% to 46.3%) due principally to the sale of a greater proportion of higher margin products. Customer service gross margins improved by 0.3 percentage points (from 27.9% to 28.2%) due primarily to lower operating costs.

Operating expenses decreased by $32,000 from $22,002,000 in the nine-month period in fiscal 1997 to $21,970,000 in the nine-month period in fiscal 1998. Also, expressed as a percentage of revenues, operating expenses declined from 36.5% to 35.0% in the nine-month period in fiscal 1998 due primarily to lower sales and marketing expenditures.

The $143,000 increase in interest income in the nine-month period in fiscal 1998 was due to higher average (over the nine-month period) cash balances in the nine-month period in fiscal 1998 than in the same period in 1997.

The Company had a foreign exchange loss in the first nine months of fiscal 1998 of $702,000 compared to a $195,000 gain in the first nine months of fiscal 1997. The loss in 1998 was due to unfavorable, and the gain in 1997 was due to favorable, currency movements in the European and Pacific currency markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivables and firm commitments, foreign currency options and forward contracts are purchased.

Other expense, net, decreased by $225,000 from $247,000 in the nine-month period in fiscal 1997 to $22,000 in the nine-month period in fiscal 1998 due primarily to restructuring expenses of $215,000 which were incurred in the first quarter of fiscal 1997.

The income tax provision was 45.2% in the nine-month period in fiscal 1998 and 46.5% in the nine-month period in fiscal 1997 and in each case was higher than the statutory rate of 34% due primarily to state taxes and relatively higher foreign tax rates.

See Note G of Notes to Condensed Consolidated Financial Statements on results of discontinued operations.

Liquidity and Capital Resources

During the first nine months of fiscal 1998, operating activities provided cash flows of $2,984,000. The Company generated cash from its net income of $1,413,000, supplemented by non-cash charges aggregating $2,743,000 consisting principally of depreciation of $1,649,000, goodwill amortization of $414,000, a provision for doubtful accounts of $328,000, a loss on foreign translation of $234,000, a loss on dispositions of property and equipment of $101,000 and deferred income taxes of $17,000. Cash of $1,172,000 was used as a result of changes in assets and liabilities to support growth (primarily inventory increases of $2,946,000) and to reduce accounts payable by $1,411,000 and accrued expenses by $211,000, offset in part, by a decrease in prepaid expenses and other assets of $426,000, an increase in customer advances of $2,084,000 and an increase in income taxes payable of $872,000.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued


Investing activities used cash of $1,326,000 for the purchase of property and equipment, offset, in part, by $145,000 in proceeds from the disposal of property and equipment.

Primarily as a result of the foregoing, during the nine months ended July 31, 1998, cash and cash equivalents increased by $1,813,000. The Company's working capital as of July 31, 1998 was $28,167,000, which includes $11,265,000 in cash and cash equivalents. These resources are anticipated to be sufficient to meet the Company's liquidity and capital needs for the near term in the normal course of business.

On May 15, 1997, the Company obtained a revolving line of credit, which was guaranteed by Volt, in the amount of $2,250,000 with Wells Fargo Bank. Under the terms and conditions of the line of credit, the Company could borrow, repay and re-borrow, from time to time, up to the full amount of the line, with interest at the higher of the bank's prime rate or the Federal Funds Rate plus .5%. There were no borrowings made under this agreement throughout its one-year term. The revolving line of credit was allowed to expire on its one-year anniversary date, as the Company's current cash resources are considered adequate and management believes that similar agreements with similar terms will be available in the future, if necessary.

Year 2000 Compliance

The Company has conducted a comprehensive review of its internal computer systems, including embedded technology such as microcontrollers, of its products and of its discontinued products to identify the systems that could be affected by the "Year 2000" issue. The Company has developed and implemented a plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. At this time, the total Year 2000 project cost is estimated at approximately $400,000, which includes $230,000 for the purchase of new hardware and software that will be capitalized and $170,000 that will be expensed as incurred. To date, the Company has incurred $90,000 primarily for assessment of the Year 2000 issue, development of the modification plan and actions to correct.

In addition, during fiscal years 1996 and 1997, the Company replaced its corporate internal computer system at a cost of $345,000, which has been capitalized.

The Company is in the process of contacting all major vendors and suppliers with which it has a material relationship. Currently, all major vendors and suppliers have addressed or are in the process of addressing Year 2000 issues. The review is scheduled to be completed by January 1, 1999, however, at this time, the Company does not foresee any material problems. The Company believes that with modifications to existing software and the completed conversion to a new business system, the Year 2000 issue will not pose significant operational problems for its computer systems.

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

The Company has reviewed its product line to assist its customers with the Year 2000 issue. The Company believes that its products offered for sale since June 15, 1997 are Year 2000 compliant and no additional costs or expenses are anticipated under warranties or to service such products except for the development of certain testing hardware and computer software (which it presently estimates will cost approximately $200,000 to develop). The Company believes that a majority of its products sold before June 15, 1997 are also Year 2000 compliant. However, certain of its older products, the sale of which were discontinued several years ago, may not be Year 2000 compliant. The Company believes such products are no longer under warranty and the Company does not intend to renew its one year service contract as they relate to these older products or products of others that it services which are not Year 2000 compliant. In most cases, the Company offers a new, Year 2000 compliant product which can be purchased as a replacement for the older product that is not Year 2000 compliant, along with annual maintenance agreements.

                           PART II - OTHER INFORMATION

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         15       Independent Accountants' Report on Review of Interim
                  Financial Information from Ernst & Young LLP

         27       Financial Data Schedule

(b)      Reports on Form 8-K:

         No Reports on Form 8-K were filed during the quarter ended July 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AUTOLOGIC INFORMATION INTERNATIONAL, INC.


Dated:  Thousand Oaks, California
        September 9, 1998


                                       BY:/s/Anthony F. Marrelli
                                          --------------------------------------
                                          Anthony F. Marrelli
                                          Vice President and Chief Financial
                                          Officer

                                  Exhibit Index


Exhibit       Description
-------       -----------
15            Independent Accountants' Report on Review of Interim Financial Information from Ernst & Young LLP

27            Financial Data Schedule