Form 10-K
period 1998-10-30
AUTOLOGIC INFORMATION INTERNATIONAL INC
filed 1999-01-26
CIK 1003477

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended October 30, 1998

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to _____________________

Commission File No. 0-29396

                    AUTOLOGIC INFORMATION INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                               13-3855697
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1050 Rancho Conejo Boulevard, Thousand Oaks, CA                    91320
------------------------------------------------                -------------
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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the Registrant as of January 15, 1999 (based on the closing price on the NASDAQ National Market on that date) was approximately $9,800,000 (based on the number of shares outstanding on that date, exclusive of all shares held beneficially by Registrant's 59% shareholder and executive officers, directors and their spouses, without conceding that all such persons are "affiliates" of the Registrant).

The number of shares of common stock outstanding as of January 15, 1999 was 5,787,970.

                             DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 1999 Annual Meeting are incorporated by reference into Part III of this Report.

PART I

ITEM 1.  BUSINESS

Autologic Information International, Inc. and its subsidiaries (collectively "aii" or the "Company") design, develop, manufacture, assemble, integrate, market, sell and service computerized image-setting, publication systems equipment and software that automate the various prepress production steps in the publishing process. aii believes that it is an industry leader in prepress systems. aii's products are primarily marketed and sold to the newspaper publishing industry, the commercial printing industry and other organizations having internal publishing facilities. aii has traditionally focused its efforts on high-volume and deadline-driven customers, although it continues to take steps to expand into niche portions of the lower-volume, less time-sensitive portion of the commercial publishing and electronic document transmission markets. Although competition is more intense in these additional markets, they are expanding markets and the Company believes that significant opportunities exist therein. The Company's strategy to meet this competition is to enter niche markets where the Company's strengths can most effectively meet customers' requirements.

Forward Looking Statement Disclosure


In order to keep investors informed of the Company's future plans and objectives, this Annual Report on Form 10-K (and other reports and statements issued by the Company and its officers from time to time) contains certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements". The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes it is in the best interests of investors to take advantage of the "safe harbor" provisions of that Act. Although the Company believes that its expectations are based on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance, and achievements to differ materially from those described or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, general economic and business conditions in the United States and in the overseas markets where the Company distributes products, including the impact of the major economic problems currently occurring in Asia; the impact of the strengthening dollars in international prices (see "Customers", below); the Company's ability to successfully expand its market base beyond its traditional newspaper market (see "Customers", below); potential changes in customer spending and purchasing policies and practices (see "Customers", below); the continuing availability of components, sub-assemblies, parts and end items, and dependence on third parties for some components (see "Manufacturing and Assembly", below); risks inherent in new product introductions, such as start-up delays, uncertainty of customer acceptance (see "Products and Services", "Customers" and "Research and Development" below); the Company's ability to maintain superior technological capability (see "Research and Development", below); the Company's ability to foresee changes and to identify, develop and commercialize innovative and competitive products and systems in a timely and cost effective manner and achieve customer acceptance, in markets characterized by rapidly changing technology and frequent new product introductions (see "Research and Development", below); the Company's ability to meet competition in its highly competitive markets with minimal impact on prices and margins (see "Competition", below); the Company's ability to attract and retain certain classifications of technologically qualified personnel, particularly in the areas of research and development and customer service (see "Employees", below); and the Company's ability to generate cash flows and obtain financing to support its operations and growth (see "Management's

Discussion and Analysis of Financial Condition and Results of Operations", the Company's ability, and the ability of certain of its customers and suppliers and others to successfully and timely complete their Year 2000 compliance programs (See "Management's Discussion and Analysis of financial Condition and Results of Operations", and the impact of the introduction of the Euro currency (See "Management's Discussion and Analysis of Financial Condition and Results of Operations"). These and certain other factors are discussed from time to time in this Annual Report on Form 10-K and other Company reports hereafter filed with the Securities and Exchange Commission. The Company does not assume an obligation to update the factors discussed in this Annual Report.

History

aii was incorporated in Delaware on September 15, 1995 as Autologic, Incorporated and changed its name on November 8, 1995. On January 29, 1996, Volt Information Sciences, Inc. ("Volt") caused its wholly-owned California subsidiary, also named Autologic, Incorporated ("Autologic"), to be merged with and into aii and simultaneously caused all of the capital stock of certain foreign subsidiaries of Volt (whose business was related to that of Autologic) to be transferred to aii. Also, on January 29, 1996, Information International, Inc. ("Triple-I"), a publicly held company, was, pursuant to a vote of its stockholders, also merged with and into aii, as a result of which the former owners of Triple-I became the owners of 41% (with Volt owning the remaining 59%) of the then outstanding common stock of aii. The Merger Agreement among Triple-I, Autologic and Volt provides that upon the issuance of 1,000 shares of common stock by the Company as a result of the exercise of stock options granted by Triple-I prior to the Merger, 590 shares of common stock are to be issued to Volt under the terms of the Merger Agreement to partially offset the dilution caused by the option exercises. Such option exercises have not, to date, been material and Volt's present ownership remains at approximately 59% of aii's outstanding common stock. The foregoing formation transactions are collectively referred to as the "Merger".

RESULTS OF OPERATIONS FOR FISCAL 1998 AND 1997 REFLECTS THE OPERATIONS OF aii (THE COMBINED OPERATIONS OF AUTOLOGIC AND TRIPLE-I). SINCE THE MERGER OCCURRED ON JANUARY 29, 1996, RESULTS OF OPERATIONS FOR FISCAL 1996 REFLECT ONLY NINE MONTHS OF COMBINED OPERATIONS AND THREE MONTHS (NOVEMBER 4, 1995 THROUGH JANUARY 29, 1996) OF AUTOLOGIC'S OPERATIONS ON A "STAND ALONE" BASIS. RESULTS FOR FISCAL YEARS PRIOR TO 1996 REFLECT ONLY THE OPERATIONS OF AUTOLOGIC AND DO NOT REFLECT THE OPERATIONS OF TRIPLE-I. ACCORDINGLY, THE COMPANY BELIEVES THAT INFORMATION CONTAINED HEREIN WHICH COMPARES RESULTS FOR PERIODS BEFORE AND AFTER THE MERGER ARE NOT COMPARABLE AS THEY DO NOT REFLECT COMPARABLE BUSINESS STRUCTURES. IN ADDITION, DURING THE PERIOD SUBSEQUENT TO THE MERGER (PRIMARILY IN FISCAL 1996 AND, TO A SIGNIFICANTLY LESSER EXTENT, IN FISCAL 1997), THE COMPANY EFFECTED VARIOUS RESTRUCTURINGS THAT RESULTED IN THE INCURRENCE OF CERTAIN NON-RECURRING CHARGES TO EARNINGS WHICH ALSO AFFECTS THE COMPARABILITY OF RESULTS OF OPERATIONS FOR THE REPORTED PERIODS. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" IN ITEM 7 OF THIS REPORT.

The purpose of the Merger was to produce cost savings and synergies to help the combined entity face the intense competition that each of Autologic and Triple-I was facing separately. While actions taken by aii following the Merger have, in fact, resulted in significant cost savings, competitive pressures have further increased, resulting in increased price competition on some products. In addition (i) although workforce reductions were implemented to eliminate duplicate staffs (reducing the workforce by 26% since the Merger) and to further reduce overhead costs, in a few areas, certain specialized employees left the Company's employ, which caused delays in developing certain new products in 1996, (ii) aii's increased size (over that of Autologic and Triple-I individually) has enabled it to increase its purchasing power beginning in fiscal 1997 and (iii) although aii has combined various facilities and other aspects of the businesses of Autologic and Triple-I, it has not yet been able to sublet Triple-I's former headquarters in Los Angeles, while the Company is actively marketing that property.

Products and Services

aii's systems provide production solutions which consist of computers and internally produced software used for scanning images, storing and retrieving computerized text and images, rasterizing of the text and images and controlling output of those elements to various output devices, such as laser imaging systems, proofers, platemakers and document distribution systems used by aii customers. The objective of these products is the production of deadline oriented newspapers and commercial printing products. The principal imaging device sold by aii is the 3850 film recorder which it manufactures. During fiscal 1998, the Company completed development of a computer-to-plate imager for the newspaper market based on its existing imaging and manufacturing technology. The Company also manufactures a scanner, the APS 3750, and a variety of hardware and software interface products that enable different computers and other products to communicate and transfer information efficiently using lower skill level employees. To meet the specific requirements of its customers, the Company's products can be integrated into complete systems, integrated with a customer's existing products (whether previously purchased from aii or from another vendor), or sold and used individually as "stand alone" units.

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

aii's family of products is based on the "open system" concept of total product line integration, enabling the Company's current products to be integrated with the current products of aii and other vendors, as well as with many older systems still in use by aii's customers. As technologies change and new products come on the market, aii's products remain compatible with and complementary to a customer's previously installed systems. aii provides customer service for its products worldwide, with trained technicians and spare parts inventories either directly or through its distribution network. aii's service and support network provides remote diagnostics and on-line assistance using state-of-the-art telecommunication links, as well as on-site repair capabilities. aii also provides a full range of customer education and training programs on the hardware and software components of the systems it sells.

The following table shows, for the last three fiscal years, the relative percentage contribution of systems and equipment sales and of technical support and service revenues to the total revenues of aii and, for fiscal year 1996, nine months of combined operations and three months of Autologic's operations on a "stand-alone" basis:

                                                        For the Fiscal Year Ended
                                                  -----------------------------------------
                                                  October 30,    October 31,    November 1,
                                                     1998           1997           1996
Systems and equipment sales                           69%             67%            72%
Technical support and service revenues                31%             33%            28%
                                                   -----          ------         -----
                                                     100%           100%           100%
                                                   -----          ------         -----



The Company's principal product and service lines are:

LASER IMAGING SYSTEMS. Laser imaging systems incorporate text and graphics and image them on film or plates which can be used for printing. They consist of one or more raster image processors ("RIPs"), which interpret page description instructions of what the printed page will look like, and one or more output recorders, which use lasers to image onto film or printing press plate material. aii offers a family of high performance RIPs based on Adobe(R) and Harlequin Ltd.'s implementation of the PostScript page description language (the programming language which has become a publishing industry standard). aii has expanded its RIP and server offerings to include Adobe's PDF and PostScript3 technology. RIPs are interfaced to a variety of output recorders (which are either manufactured by aii or purchased from other manufacturers) to form complete laser imaging systems (for the simplest system, one RIP and one output recorder together constitutes one laser imager). aii also integrates imagers, proofers, scanners and platemakers of other manufacturers to create complete systems to satisfy customer requirements in various segments of the publishing industry. Furthermore, aii designs and manufactures its 3850 family of laser imagers and purchases other models of imagers for resale to customers.

COMPUTER-TO-PLATE. During fiscal 1998, aii delivered its initial APS 3850 Computer-to-Plate (CTP) imaging systems to newspaper customers in the UK and Germany. CTP is an emerging imaging technology enabled by customer progress in digital workflow, data transmission, and conversion to open systems - all areas in which aii has product offerings. The Company expects that the demand for CTP imagers will grow over the coming years, including replacement of older equipment, accompanied by a reduction of demand for film imagesetters such as the 3850. The CTP design is based on the Company's 3850 film recorder technology and manufacturing capability with significant commonality with the imagers currently in full production at aii. The CTP imager addresses the needs of newspaper customers which want to eliminate the film processing step to improve deadlines, improve print quality and reduce costs. The Company believes that this CTP imaging system is a natural addition to aii's existing and future workflow offerings.

AD MANAGEMENT. The production and printing of advertisements has changed dramatically over the last few years. Third party software, networks, scanners and other open system products have revolutionized ad creation. However, as these are an ad hoc set of tools, management and tracking of ad production has become a significant problem for publishers. aii's Ad Manager, an ad management system, provides database storage and management, OPI (open prepress interface) graphics insertion, process tracking, ad element tracking, and ad creation management tools to enable publishers to keep track of all ads as they are being created and to manage the process. This system ensures that the retail ad is produced and published on time using correct information.

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

TELECOMMUNICATIONS SYSTEMS. The Company's APSCOM telecommunications system links different types of computer and prepress products through telephone and other communications lines (when they are not physically located together). Precision laser scanners, graphics servers and laser imaging systems are linked together by computer-controlled devices to permit the management, transmission, receipt and remote production of graphic arts quality ads, photography and complete pages via satellite, integrated services digital networks, microwaves and high-speed telephone services throughout the world. The APSCOM system meets customer needs created by the decentralization of the publishing industry, which has resulted in many new printing facilities being built at a distance from the editorial center. As a result, publishing products are often created and edited at a central site and then electronically distributed to many printing plants worldwide for printing and distribution. APSCOM permits the capture, compression, transmission, decompression, storage, editing and imaging of text and graphics files in a variety of industry standard file formats. This technology is being enhanced to include the newest computer technology available as a "goal based" delivery system.

INTERFACE PRODUCTS. Interface products are hardware and software products which facilitate the interfacing of a wide range of prepress products from multiple sources where long distance telecommunication systems are not required. aii has developed a system architecture which allows RIPs to interface to multiple types of imaging devices. aii's hardware and software interfaces permit aii products to interface with other aii products, as well as with prepress products manufactured by others. The customer is then able to create a tightly integrated publishing system, maximizing its previous investments while facilitating the adoption of newer, open technologies.

APS LASER CINEMA RECORDER. The APS Laser Cinema Recorder ("LCR") is an "output" device that images directly onto 35mm film and Vista Vision motion picture film formats. These film formats, unlike graphic arts films used in other aii recorders, are used in the video and cinema industries. Studios (which process their own recordings) and post production houses (operating as service bureaus for outside studios) use the LCR when there are requirements for large scale digital motion picture post production work. There is an increasing demand for digital post production work and digital effects onto film due to special effects, the increase in animation and graphics manipulation requirements within the video and cinema industries. Older recorders (CRT technology) required two steps for imaging and two generations of film thereby causing quality degradation and slow turnaround. The APS Laser Cinema Recorder (laser technology) images in one step, with greater light energy and a much sharper spot thereby providing higher quality, improved color fidelity, and significantly improved throughput speeds. Feature movies or films that have incorporated LCR images include Titanic, Armageddon, Pleasantville and Practical Magic. Over two million frames (more than 20 hours of screen time) have been produced by APS Laser Cinema Recorders since January 1997.

XITRON, INC. Xitron, Inc., ("Xitron"), a wholly owned subsidiary of the Company, sells RIP's, imager interfaces, server software and imager integration services to OEM's, distributors and other third party resellers. Xitron is the Company vehicle for selling to the lower end of the pre-press markets through a different distribution and support approach. Xitron's products are unique and distinct from the aii system products, but procurement contracts, support agreements, engineering developments and other services are shared by the Company and Xitron to minimize effort and reduce costs.

TECHNICAL SUPPORT AND SERVICE. aii maintains a worldwide technical support and service organization which supports and services aii's products. Technical support is headquartered in Thousand Oaks, California, with regional facilities in Ann Arbor, Michigan; Norcross, Georgia; and Burlington, Massachusetts and has offices throughout the United States and in parts of Europe, Latin America, the Pacific Rim and the Middle East.

Elsewhere, distributors and agents sell and service aii products within their respective territories. Domestically, aii offers a variety of support solutions to its customers.

aii believes its products enjoy an excellent reputation for high performance, image quality and reliability in high volume production environments. However, aii's customers produce deadline oriented products, and its customers rely heavily on the Company for technical support and services.

Marketing and Sales

Marketing and sales of aii's products within the United States, Mexico and Canada is provided by aii's direct sales force. In Latin America, sales are made by distributors directed from aii's headquarters in Thousand Oaks, California. Marketing and sales are conducted by aii's direct sales force in some parts of Europe and Australia, and through independent foreign distributors elsewhere. aii has a European operations headquarters near London, England, which manages aii's European operations in the United Kingdom, France, Germany, Spain, Sweden and Israel and selects, trains and supports distributors for other European, Mid-Eastern and African countries. aii's Pacific operations headquarters in Sydney, Australia provides a similar function for Australia, New Zealand, Asia and the Pacific Rim countries. Both European and Pacific operations report to aii's corporate headquarters in California.

aii attends both domestic and international trade shows each year to demonstrate and sell its equipment and to interact with customers and prospects regarding future needs.

Customers

aii's products are primarily marketed and sold to the newspaper publishing industry, the commercial printing industry and other organizations having internal publishing facilities. In fiscal 1998, aii sold its products and provided service for its products to more than 1,800 customers worldwide, none of whom accounted for more than 10% of aii's revenues. aii typically maintains ongoing relationships with its customers, providing additional products, additions, enhancements, service, support and spare parts for the life of the product. aii has business relationships with all of the major newspaper chains worldwide.

aii's products are manufactured and assembled principally in the United States and are sold to end users abroad both by the Company (including certain foreign subsidiaries and operations of the Company) and by unaffiliated foreign distributors. Sales made outside the United States by aii of products manufactured or assembled in the United States, together with export sales by aii directly to unaffiliated foreign customers, amounted to $33.4 million in fiscal 1998, $38.4 million in fiscal 1997, and $46.2 million in fiscal 1996. Foreign sales are affected by the relative strength of the U.S. dollar against currencies of its customers and competitors. (See Note J - Industry Segment and Geographic Information, page 38).

At times in the past, both Autologic and Triple-I were adversely affected by general economic recessions in the United States and in other countries where aii's products are sold. In addition, a significant portion of aii's business is in the newspaper publishing industry, which has, at times in the past, experienced significant downturns during recessions. Newspapers continuously seek to reduce costs and expenditures to offset increased newsprint costs, intense competition for advertising revenues and reduced readership of the smaller number of newspapers, especially in the United States. These factors have resulted, at times, in reductions in equipment purchases by aii's traditional customers, adversely affecting aii's performance. However, during 1998, newspapers experienced increased advertising revenues and increased page counts. These developments and the effect of the Year 2000 issue on older equipment, whereby certain older equipment may not correctly process date information after 1999, has required the replacement of certain equipment and has had a positive effect on the Company as newspapers make additional capital expenditures. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations".)

Backlog

aii's backlog of orders believed to be firm as of October 30, 1998 was $9.1 million, as compared to $10.1 million as of October 31, 1997 (which included $2.4 million for laser cinema recorders) and $7.1 million as of November 1, 1996. All of the Company's backlog is expected to be filled during fiscal 1999.

Manufacturing and Assembly

aii's products are manufactured and assembled principally at the Company's leased facilities owned by Volt in Thousand Oaks, California. The general components of aii's products are primarily central processing units, imagers, disk drives, memory, network interfaces and scanners, each of which are generally available from numerous suppliers under various types of purchasing relationships. These are either purchased as complete units or are assembled from sub-assemblies, parts and end items produced by others, most of which are also available from numerous suppliers. For the Company's 3850 film recorder and APS 3750 scanner, optics and some other unique products are only available from a few suppliers; however, there are no current shortages, although there are typically long lead times for some products. Certain major components of the LCR are available from only one supplier, however, alternatives are continuing to be explored. aii is not dependent upon any particular supplier for its overall product lines and is not dependent on the products of any specific vendor in order to conduct its business activities. aii manufactures its 3850 imager family of products, as well as other parts and sub-assemblies that involve a high degree of complexity or special functions not available from external sources.

Research and Product Development

aii is engaged in a considerable amount of research and product development, principally in the field of hardware and software engineering, which is performed at its facilities in Thousand Oaks, California; Burlington, Massachusetts; and at the facilities of Xitron in Ann Arbor, Michigan. The markets in which aii competes are marked by rapidly changing technology. As a result, the Company's success will continue to depend, in part, upon its ability to maintain a superior technological capability, foresee changes and continue to identify, develop and commercialize innovative and competitive products and systems.

Except in certain instances involving customer requested enhancements and, on occasion, except for specific products developed at the request of a customer, all research, product development and engineering is Company-sponsored. Approximately 17% of aii's employees are technical professionals, most of whom have professional degrees. Collectively, these employees spend the majority of their time engaged in the engineering and development of new products, and the balance of their time in support and improvement of existing systems, including new options and features. The amount expended by aii for product development activities during fiscal 1998 was approximately $6.8 million, during fiscal 1997 was approximately $6.3 million and during fiscal 1996 was approximately $4.3 million (such expenditures for fiscal 1996 reflect nine months of combined operations of Autologic and Triple-I while three months of Autologic's operations on a "stand alone" basis).

Nevertheless, there can be no assurance that aii will be successful in developing new or improved products to address changing technological requirements, that aii can introduce such products on a timely basis, that aii's existing products will continue to be competitive, that aii will be able to adapt existing products to technological change and competition, or that products that are developed by aii can be successfully and profitably marketed.

Furthermore, technology changes may affect aii's ability to sell its inventories at appropriate margins and/or require write-offs or write-downs of inventories.

Competition

The Company operates in a highly competitive marketplace with many competitors. aii's position in its markets depends largely upon its reputation, the quality, design and pricing of its products, its ability to maintain high level technological capabilities, foresee market changes and continue to identify, develop and commercialize innovative and competitive products and systems, and the timeliness of its deliveries and its field service. Technological advancements, "open system" architecture (which allow customers to assemble standardized component products themselves from several different sources) and general market conditions have increased price competition. A number of firms, some of which are substantially larger and have substantially greater financial resources than aii, manufacture one or more prepress products competing with each of aii's prepress products. Some of these competitors sell their products as complete prepress systems, for some of which aii has no competing systems. Other competitors grant significant discounts of their products which compete with aii's products in order to promote sales of ancillary products as to which aii has no competing product. In an endeavor to counter these trends, aii has expanded its product offerings to encompass a wider range of price/performance options and is seeking to utilize the dealer channels being developed by Xitron; however, there can be no assurances that these efforts will prove successful.

As a result of this intense competition, as well as changing patterns of customer purchasing which have produced an industry-wide trend toward the purchase of open systems, the industry, including aii, has experienced downward pressure on profit margins on sales of equipment and software. In addition, aii's base models of 3850 imagers (the only line of imagers manufactured by the Company), introduced by Triple-I approximately five years ago, is subject to intense competition from products developed by competitors, resulting in downward pressures on profit margins. The Company has introduced improved versions of its 3850 imagers and is seeking to reduce costs to improve profit margins. However, it is likely that competition will continue to increase and that the downward pressures on gross profit margins on aii's sales of systems and equipment will continue. To counter this pattern, the Company is striving to reduce costs while designing and marketing cost justifiable new products such as the 3850 Computer-to-Plate system for its customer and market segment.

Gross profit margins on customer services have likewise been under considerable pressure in recent years. The pressure on customer service gross profit margins is attributable, in part, to the industry trend towards using "open systems" which enable the user to service some equipment in-house and, because such products are more software oriented, obtain some service from aii through remote data transfer rather than on-site. Steps taken during fiscal 1997 resulted in improved customer service gross profit margins for aii in fiscal 1997 and fiscal 1998, but there can be no assurance that this trend will continue or that the Company can continue current margin levels.

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

Because lead times in the industry in filling customer orders are becoming shorter, while lead times in offering certain specialized components are not being reduced, manufacturers, including aii, may experience a greater dependence than in the past on accurate short-term sales forecasts in order to avoid carrying an excess of inventory at any given time which could require the need for additional working capital or, in the event that a product or products becomes obsolete, could lead to inventory write-downs or write-offs. There can be no assurance, given the rapid pace of changes in technology at which new products are introduced in the market, that aii will not, in the future, experience either excess inventory (and a concomitant need for additional operating funds) or obsolescence of inventory. Any such write-offs or write-downs could have a material adverse effect on aii's results of operations for the quarterly or annual periods in which any such loss occurs, as well as on aii's financial position.

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

Employees

As of January 15, 1999, aii had 433 full-time employees, of which 327 were in the United States and Canada and 106 were in international offices, as compared to a combined work force (of Autologic and Triple-I) of 543 full-time employees, of which 437 were in the United States and Canada and 106 were in international offices, prior to the Merger. Of the Company's employees, as of January 15, 1999, 74 were engaged in research, product development and engineering; 80 in sales and marketing; 145 in customer support; 74 in manufacturing; and 60 in administration.

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

ITEM 2.  PROPERTIES

aii's principal facilities are located in approximately 134,000 square feet of leased space owned by Volt in Thousand Oaks, California, which houses its principal executive offices, its manufacturing, engineering and computer software development operations, and its west coast servicing facilities. These facilities are leased from a subsidiary of Volt under a lease which expires in January 1999 at a rental which is to be based upon prevailing rentals charged in the area. Pursuant to the terms of the lease, as amended, in December 1996, aii's Board of Directors established a new rental rate based on prevailing rates in the general area, which resulted in a slight decrease in rent. aii is currently negotiating the lease renewal; and until such time as this is completed, the lease will continue on existing terms on a month-to-month basis.

aii also leases space in Ann Arbor, Michigan (7,600 square feet under a lease that expires in 2000), where Xitron is located; Norcross, Georgia (2,400 square feet under a lease that expires in 2001), which serves as a regional service office; Burlington, Massachusetts (15,500 square feet under a lease that expires in 2001), which serves as regional sales and service office, as well as a research and development facility; and Des Plaines, Illinois (2,000 square feet under a lease that expires in 2001), which serves as a regional service office. While still under lease by aii at least until October 1999 (provided a right to cancel the lease at that time is exercised), most of Triple-I's former headquarters in Los Angeles, California (52,000 square feet) remains unused. aii also maintains sales and service offices at various foreign locations (an aggregate of 45,000 square feet under leases which expire from 1998 to 2010).

aii believes that its facilities and equipment are well maintained and adequate to meet its current requirements.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently party to any material litigation or proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


Executive Officers

WILLIAM SHAW, 74, has been Chief Executive Officer and Chairman of the Board of the Company since January 1996. He is also a founder of Volt, serving as its President and Chairman of the Board for more than the past five years and has been employed in executive capacities by Volt and its predecessors for over forty years. He is the brother of Jerome Shaw, a Director of the Company.

DENNIS D. DOOLITTLE, 54, has been President of the Company since March 1997 and has been Chief Operating Officer and Vice Chairman of the Board of the Company since January 1996. He has served as a Director of the Company since November 1995. He served as President of Autologic from 1990 until the Merger. Prior to that, he served as Senior Vice President-Engineering of Autologic from 1989 to 1990 and Vice President-Engineering from 1986 to 1989.

ANTHONY F. MARRELLI, 51, joined the Company as Chief Financial Officer in November 1996 and became Vice President on January 1997. Prior to joining the Company, he served in a senior financial capacity for several publicly traded and privately owned companies from June 1980 to November 1996. From June 1974 to June 1980, Mr. Marrelli was a practicing public accountant with the firm of Coopers & Lybrand. Mr. Marrelli is a Certified Public Accountant in the State of California.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Nasdaq Stock Market's National Market (NASDAQ Symbol--AIII). The following table sets forth the high and low prices of the Company's common stock as reported by NASDAQ, and reflects interdealer prices, without retail mark-up, mark-down or commission:

                                 November 1- October 30          November 2 - October 31
                                        1998                              1997
                                 ---------------------         ------------------------
Fiscal Period                       High           Low              High         Low
                                    ----           ---              ----         ---
First Quarter                      $ 7 7/8      $ 6 3/4           $  6 1/8      $ 4 1/4
Second Quarter                       8 5/8        6 13/16            5 1/2        3 7/8
Third Quarter                        6 15/16      5 1/2              6 3/4        4 1/4
Fourth Quarter                       5 1/2        2 3/4              8            5 7/8

The approximate number of record holders of the Company's common stock at January 15, 1999 was 654.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data as of and for the five years ended October 30, 1998 have been derived from the Company's consolidated financial statements which have been audited by Ernst & Young LLP, independent auditors. Since the Merger occurred on January 29, 1996, results of operations for fiscal 1996 reflect only nine months of combined operations and three months (November 4, 1995 through January 29, 1996) of Autologic's operations on a "stand alone" basis. Results for fiscal years prior to 1996 reflect only the operations of Autologic and do not reflect the operations of Triple-I. Accordingly, the Company believes that information contained herein which compares results for periods before and after the Merger are not comparable as they do not reflect comparable business structures. In addition, during the period subsequent to the Merger (primarily in fiscal 1996 and, to a significantly lesser extent, in fiscal 1997), the Company effected various restructurings that resulted in the incurrence of certain non-recurring charges to earnings which also affects the comparability of results of operations for the reported periods. The selected financial data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the notes thereto.

                                                                          As of and for the Fiscal Year Ended
                                                     --------------------------------------------------------------------------
                                                     October 30,    October 31,    November 1,       November 3,    October 28,
                                                        1998           1997           1996             1995(3)         1994
                                                      --------       --------       --------          --------       --------
                                                                     (Dollars in thousands, except per share amounts)

Operating Results:
Revenues                                              $ 87,616       $ 84,626       $ 88,880          $ 70,405       $ 65,323
                                                      --------       --------       --------          --------       --------

Operating profit (loss)
  from continuing operations (1)                         4,721          3,107       $ (3,223)         $ (1,787)      $   (847)

Interest on debt to Volt (2)                                --             (2)          (583)           (2,591)        (1,962)
Other (expense) income                                    (158)            23           (632)              270           (132)
                                                      --------       --------       --------          --------       --------
Income (loss) from continuing
  operations before income taxes                         4,563          3,128         (4,438)           (4,108)        (2,941)
Income tax provision                                     2,049          1,473            125               877            521
                                                      --------       --------       --------          --------       --------

Income (loss) from continuing
  operations                                          $  2,514       $  1,655       $ (4,563)         $ (4,985)      $ (3,462)
Loss from discontinued operations                           --           (203)          (428)               --             --
                                                      --------       --------       --------          --------       --------
Net income (loss)                                     $  2,514       $  1,452       $ (4,991)         $ (4,985)      $ (3,462)
                                                      ========       ========       ========          ========       ========

Basic and diluted earnings (loss) per share
  from continuing operations                          $   0.43       $   0.28       $  (0.88)         $  (1.49)      $  (1.03)
Basic and diluted loss per share
  from discontinued operations                              --          (0.03)         (0.08)               --             --
                                                      --------       --------       --------          --------       --------
Basic and diluted earnings (loss) per share           $   0.43       $   0.25       $  (0.96)         $  (1.49)      $  (1.03)
                                                      ========       ========       ========          ========       ========

Total assets                                          $ 56,254       $ 53,596       $ 59,285          $ 31,691       $ 30,215


(1)     Includes expenses charged by Volt of $992 (1998), $1,048 (1997), $1,246
        (1996), $2,601 (1995) and $2,538 (1994).

(2) A substantial portion of indebtedness to Volt was incurred prior to 1987. All indebtedness to Volt was contributed to Autologic's capital upon completion of the Merger. Accordingly, interest on such indebtedness was substantially eliminated following the Merger.

(3) The 1995 fiscal year was comprised of 53 weeks; fiscal years 1994, 1996, 1997 and 1998 were each comprised of 52 weeks.

(4) No dividends have been declared by aii or Autologic during the five years ended October 30, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

As set forth in Note B in the accompanying consolidated financial statements, on January 29, 1996, Volt Information Sciences, Inc. ("Volt") assigned the capital stock of certain of Volt's foreign subsidiaries to the Company and each of Autologic, Inc. (together with such foreign subsidiaries, "Autologic") and Information International, Inc. ("Triple-I") were merged into the Company (such transactions being collectively referred to as the "Merger"). The acquisition of Autologic and the Volt subsidiaries has been accounted for under the pooling of interest method of accounting and the acquisition of Triple-I was accounted for under the purchase method of accounting. Accordingly, the Company's reported results of operations for all periods prior to January 29, 1996 reflect only the results of operations of Autologic. In addition, results prior to the Merger do not give effect to the elimination of interest theretofore charged by Volt to Autologic on intercompany borrowings (which were contributed to Autologic's capital prior to the Merger), the reduction in rent of a facility leased from Volt (under a new lease entered into in connection with the Merger), or cost savings from the aggregate amounts incurred by Autologic and Triple-I separately (such as from staff and facilities reductions and the ability of existing staff to absorb general and administrative functions previously provided by Volt and charged to Autologic) and other synergies implemented since the Merger. Accordingly, results of operations prior to January 29, 1996 are not comparable to the results of operations of the Company subsequent to such date.

The information which appears below relates to prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods. Management has made no predictions or estimates as to future operations and no inferences as to future operations should be drawn.


Fiscal year ended October 30, 1998 (52 weeks) compared to the fiscal year ended October 31, 1997 (52 weeks)

Results of Operations

In fiscal 1998, revenues increased by $2,990,000, or 3.5%, to $87,616,000. The increase in revenues resulted from a $4,024,000, or 7.1%, increase in sales of systems and equipment partially offset by a decrease of $1,034,000, or 3.6%, in customer service sales. The increase in sales of systems and equipment was due primarily to increased domestic sales, partially offset by decreased sales in foreign markets. The increased domestic sales were due to increased demand and customer purchases to replace older equipment. Most of the international decline was due to lower sales in the Pacific Rim as a result of the Asian Economic problems, which may continue to impair sales in the region until the Pacific Rim economies strengthen. The decrease (which occurred in the first quarter of fiscal 1998) in customer service sales was due primarily to a decline in contract service revenue, the effects of the stronger US dollar on currency conversion of international contracts and lower customer service part sales.

Gross margins improved 3/10 of a percentage point from 40.2% in fiscal year 1997 to 40.5% in fiscal year 1998. The gross margin improvement was due to systems and equipment, the gross margins of which increased 2/10 of a percentage point from 46.5% in fiscal 1997 to 46.7% in fiscal 1998, offset by customer service margins which decreased 1.0 percentage point from 27.6% in fiscal 1997 to 26.6% in fiscal 1998. The improvement in systems' margins was due principally to the sale of a greater proportion of higher margin products. However, the imaging systems segment of the prepress industry continues to be affected by rapid technological change and other factors, which leads to intense price competition and may affect the Company's ability to maintain margins in the future. Sales in fiscal 1998 of equipment introduced in the last three years comprised approximately 88% of equipment sales. The decrease in customer service margins was due primarily to slightly higher material costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Operating expenses decreased by $766,000, or 3.4%, from $22,215,000 in fiscal 1997 to $21,449,000 in fiscal 1998. Also, expressed as a percentage of sales, operating expenses decreased 1.7 percentage points, from 26.2 % in fiscal 1997 to 24.5% in fiscal 1998. The decrease in operating expenses was due primarily to lower sales and marketing expenditures.

Research, development and engineering expenditures in fiscal 1998 increased $594,000, or 7.5%, to $8,512,000 from $7,918,000 in fiscal 1997. Expressed as a percentage of sales, these expenses increased 3/10 of a percentage point from 9.4%, in fiscal 1997 to 9.7%, in fiscal 1998. The increase was due primarily to development costs incurred in connection with the development of a proprietary computer to plate product.

Interest income increased $206,000, or 69.1%, from $298,000 in fiscal 1997 to $504,000 in fiscal 1998. The increase in interest income is due from a higher average (over the twelve-month period) cash balance in fiscal 1998 than in the comparable period in the prior year.

A foreign exchange loss of $560,000 was realized in fiscal 1998 compared to a gain of $125,000 in fiscal 1997. The loss in 1998 was due to unfavorable, and the gain in 1997 was due to favorable, currency movements in the foreign currency markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivable and firm commitments, foreign currency options are purchased. (See Note M of Notes to Consolidated Financial Statements).

Other expenses decreased $298,000 in fiscal 1998 compared to the prior year due to a decrease in several items of expense in this category.

The effective income tax rate was 44.9% in fiscal 1998 and 47.1% in fiscal 1997 and, in each case, was higher than the Federal statutory tax rate of 34% primarily due to state taxes, non-tax deductible goodwill amortization and foreign tax rates that generally are higher than United States rates. See Note E of Notes to Consolidated Financial Statements for information concerning the Company's effective tax rates for fiscal 1998 and 1997.


Fiscal year ended October 31, 1997 (52 weeks) compared to the fiscal year ended November 1, 1996 (52 weeks)

Results of Operations

The Company had income before taxes and discontinued operations of $3,128,000 in 1997 compared to a loss before taxes and discontinued operations of $4,438,000 in 1996 (which included $1,600,000 of non-recurring expenses). Included in the loss for the year ended November 1, 1996 were interest expense of $583,000 on loans from Volt (which are no longer outstanding), rent of $1,022,000 (which was reduced to $781,000 after the merger), a restructuring charge of $700,000 in connection with the Merger, and general and administrative expense of $224,000 to Volt (the services related to which are, since the Merger, being substantially performed by the Company's internal staff and, to some extent, by third party providers).

In fiscal 1997, revenues decreased by $4,254,000, or 4.8%, to $84,626,000. The decrease in revenues resulted from a $6,952,000, or 10.9%, decrease in sales of systems and equipment, partially offset by an increase of $2,698,000, or 10.7%, in customer service sales. Had the Merger occurred at the beginning of fiscal 1996, 1996 sales would have been $99,013,000. The decrease in sales of systems and equipment was due primarily to a general softness in the European and Pacific markets. The increase in customer service sales resulted primarily from the integration of the two businesses (thus adding Triple-I's revenues to Autologic's revenues) and increased customer network server sales. International revenues (shipments and support services to customers located outside the U.S.) decreased as a percentage of revenues, from 60.2% in fiscal 1996 to 53.1% in fiscal 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Gross margins improved 9 percentage points, from 31.2% in fiscal year 1996 to 40.2% in fiscal year 1997. The gross margin improvement relates to systems and equipment, which increased 11.1 percentage points to 46.5% and customer service which increased 7 percentage points to 27.6%. The improvement in system's margins was due primarily to less discounting of imaging systems than in the prior year and lower manufacturing costs. However, the imaging systems segment of the prepress industry continues to be affected by rapid technological change, open systems architecture, increased third party distribution and oversupply, which leads to intense price competition and may affect the Company's ability to maintain margins in the future. Sales in fiscal 1997 of equipment introduced within the last three years comprised approximately 86% of equipment sales. The improvement in customer service margins was due principally to consolidation of staff since the Merger, increased gross margin on spare parts and the increase in customer network server sales.

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

Research, development and engineering expenditures in fiscal 1997 increased $537,000, or 7.3%, to $7,918,000 from $7,381,000 in fiscal 1996. Expressed as a percentage of revenues, these expenses increased from 8.3% in fiscal year 1996 to 9.4% in fiscal 1997. The increase was due primarily to the overall product line which was expanded as result of the Merger with Triple-I's 3850, GRAFIXnet, server and AdManager products added to the existing Autologic product line and development costs incurred in connection with the development of a proprietary computer-to-plate product.

The $241,000 reduction in rent charged by Volt for a facility leased by the Company from Volt resulted from a new lease, entered into between the Company and Volt in connection with the Merger, effective January 29, 1996. (See Note N of Notes to Condensed Consolidated Financial Statements.)

The $188,000 reduction in General and Administrative charges by Volt is due to a decrease in charges from Volt which, since the Merger, are being substantially performed by the Company's internal staff and, to some extent, by third party providers. Such internal staff and third party provider costs are reflected in operating expenses.

The $59,000 decrease in interest income was principally due to a lower average (over the twelve-month period) cash balance in fiscal 1997 than in the comparable period in the prior year.

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

Liquidity and Capital Resources

During fiscal year 1998, cash was provided by operating activities in the amount of $4,897,000, provided primarily from the Company's profit of $2,514,000 for fiscal 1998 and non-cash charges aggregating $4,570,000. Non-cash charges primarily consisted of depreciation of $2,211,000, amortization of $552,000, a provision for doubtful accounts of $196,000, a loss on foreign currency translation of $298,000, and deferred income tax charge of $1,266,000. A decrease in prepaid expenses and other assets of $1,313,000 along with an increase in accrued expenses, including accrued payroll and related liabilities, and accrued restructuring costs aggregating $210,000 and customer advances of $391,000, generated additional positive cash flow of $1,914,000. Operating cash was used primarily to increase accounts receivable by $673,000 and inventory by $3,081,000 and reduce accounts payable and payables to Volt by $640,000 and $63,000 respectively.

Investing activities used net cash of $2,154,000, with $2,299,000 being expended for the purchase of property and equipment, while $145,000 was received from the disposal of property and equipment.

As a result of the foregoing, during fiscal 1998, cash and cash equivalents increased by $2,419,000. The Company's working capital as of October 30, 1998 was $39,933,00, which included $11,871,000 in cash and cash equivalents. These resources are anticipated to be sufficient to meet the Company's liquidity and capital needs for the near term in the normal course of business.

As the Company's current cash resources are considered adequate and management believes that similar agreements with similar terms will be available in the future, if necessary, the Company's revolving line of credit was allowed to expire on its one-year anniversary date.

The Company has a liability for restructuring costs incurred prior to the merger in the amount of $1,014,000 at October 30, 1998. The accrued amount provides for the estimated costs related to the closing of certain facilities of Triple-I. The liability is being funded through operating cash flows and is expected to be paid in its entirety in fiscal 1999.

Year 2000 Compliance

The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations, causing disruptions in operations.

aii's STATE OF READINESS. The Company is affected in the processing of data relating to the Year 2000 and beyond by 1) its own internal computer information systems, 2) by third parties with which it has business relationships and 3) both its current and discontinued products, which are in production usage at customer sites. The Company has undertaken various initiatives intended to ensure that its computer equipment and software (both internally and throughout its produce line) will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems. Non-IT systems refers to other miscellaneous

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

systems, not thought of as IT systems, such as alarm systems, fax machines, etc. Both IT and non-IT systems may contain embedded technology, which complicates the Company's Year 2000 identification, assessment, remediation and testing efforts. The Company currently anticipates that its Year 2000 efforts, which began in January of 1997, will be completed by May 1999. The following table sets forth the percentage of completion of the Company's Year 2000 initiatives, as well as the Company's progress and anticipated completion dates, as of October 30, 1998:


                                           Time                 Percent
Year 2000 Initiatives                      Table               Complete
---------------------                      -----               --------
Internal Systems:
Initial IT system identification           1/97   -  10/98       100%
Initial IT system assessment               1/97   -  10/98       100%
Remediation and testing  central system    1/97   -   5/98       100%
Conversion of desktop PCs                  1/97   -   5/99        70%
Identification regarding non-IT issues     1/97   -   5/98       100%
Assessment regarding non-IT issues         1/97   -   5/99        65%

Product Line:
Initial IT system identification           1/97   -   1/98       100%
Initial IT system assessment               10/97  -   6/98       100%
Remediation and testing                    1/97   -   5/99        95%



INFORMATION TECHNOLOGY (IT). In a corporate-wide Year 2000 readiness analysis completed in 1997, individual business units were required to formally develop a plan to achieve Year 2000 compliance. Each plan consisted of an evaluation of the compliance status of internal IT systems and an identification of specific hardware and software compliance issues.

The readiness target date for all business units was December 31, 1998, with units expected to be fully compliant by then. All business units have completed their reviews and have replaced or modified applications found to be noncompliant.

aii has a number of network-connected desktop PCs which are not compliant. An upgrade program is in place and is expected to be completed by May 1999 at an estimated cost of $75,000 for testing and replacement.

NON-IT. With respect to non-IT issues, a project coordinator is working with the Company's facilities management to ensure premises issues are addressed in Company owned and leased properties in the United States. Outside of the U.S., local division managers have been instructed to address this issue.

The Company has some risk on a location by location basis related to the possible failure of government agencies, public utilities and providers of telecommunication and transportation services. Due to the Company's dispersion of facilities, the largest concentrated risks in this regard are in Thousand Oaks and Boston.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

COMPANY PRODUCTS. The Company established a policy that all current products be Year 2000 compliant and that its quality assurance personnel test all new releases of software and hardware for Year 2000 compliance.

All current product from the Company has been successfully tested for Year 2000 compliance. The Company has published and periodically updated a product compliance list. Users of old, non-compliant equipment have been notified. Users operating older revision levels of current products have been notified of the requirement to upgrade, if required.

THIRD PARTIES. Third parties having a material relationship with the Company have Year 2000 issues to address and resolve. Such third parties include suppliers, financial institutions, governmental agencies, telecommunication and insurance carriers. An aspect of the Company's project is to identify the third parties and contact them to seek written assurance as to the third parties' anticipation of being Year 2000 compliant. The nature of the Company's follow-up depends upon its assessment of the reason and the materiality of the effect of non-compliance by third parties on the Company.

During 1998, compliance questionnaires were sent to all major suppliers and other third parties with whom the Company does business. As of October 30, 1998, 90% of major suppliers have responded with 70% responding they are compliant and 20% in the process of becoming Year 2000 complaint. Further follow-up efforts are being made for the 10% that have not replied and alternative Year 2000 compliant suppliers are being identified. In addition, compliance questionnaires were also sent to other third parties the Company does business with, such as financial institutions, telecommunications and insurance companies. A response rate of close to 100% has been achieved, with approximately 80% of respondents indicating they are year 2000 complaint and the remaining 20% in the process of becoming compliant with a deadline of no later than mid-1999. However, the Company has no means of ensuring that such third parties will be Year 2000 ready. The inability of third parties to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by third parties is not determinable.

COSTS TO ADDRESS aii's YEAR 2000 ISSUES. The Company's Year 2000 remediation costs for all business units are projected to be approximately $834,000. At this time, the Company's actual and estimated future costs for internal systems and its product lines are as follows:

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued


                                       Costs                Estimated               Total
                                  through 10/30/98         Future Costs             Costs
                                  ----------------         ------------             -----
Internal Systems:
          Hardware                 $  15,000                $150,000               $165,000
          Software                   386,500                  85,000                471,500
                                   ---------                --------               --------
          Total                      401,500                 235,000                636,500

Product Line:
          Hardware                 $  36,500                $  4,000               $ 40,500
          Software                    69,000                  88,000                157,000
                                   ---------                --------               --------
          Total                      105,500                  92,000                197,500

Total Company                      $ 507,000                $327,000               $834,000
                                   =========                ========               ========


Included in the actual costs through October 30, 1998 under internal systems - software is the cost of a new corporate business system of $345,000 which was installed during fiscal years 1996 and 1997 and which has been capitalized. In addition to addressing Year 2000 issues, the business system was installed to streamline the Company's operations and provide better management information. Except for hardware costs, all other costs will be expensed as incurred.

RISKS OF THE COMPANY'S YEAR 2000 ISSUES. The Company's management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In addition, disruption in the economy in general resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. All Company internal systems are currently Year 2000 compliant except for a number of network-connected PCs previously mentioned. In addition, the Company has thoroughly reviewed its product line to assist its customers with the Year 2000 issue. The Company believes that its current products are Year 2000 compliant and no additional costs or expenses are anticipated under warranties or to service such products except for the development of certain testing hardware and computer software (which it presently estimates will cost approximately $197,500 to develop). The Company believes that a majority of its discontinued products are also Year 2000 compliant. However, certain of its older products, the sale for which were discontinued several years ago, may not be year 2000 compliant. The Company believes such products are not under warranty and the Company does not intend to renew its one-year service contracts as they relate to these older products or products of others that it services which are not Year 2000 compliant. In most cases, the Company offers a new, Year 2000 compliant product which can be purchased as a replacement for the older product that is not Year 2000 compliant, along with annual maintenance agreements.

THE COMPANY'S CONTINGENCY PLANS. Although the Company believes both its internal systems and product line are Year 2000 compliant, contingency plans have been made. Preparations are in process to have a team of technicians available to assist customers with software and hardware which may have Year 2000 "bugs" not revealed until after December 31, 1999 despite testing. The Company anticipates handling these situations with immediate program fixes, swapped backup hardware or process work around. The Company does not anticipate that problems of this nature will be significant due to thorough testing of its product line and advance notification to its customers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Impact of the Euro

 Several European countries have adopted, and others are expected to adopt, a Single European Currency (the "Euro") as of January 1, 1999 with a transition period continuing through January 1, 2002. The Company is reviewing the anticipated impact the Euro may have on its internal systems and on its competitive environment. The Company believes its internal systems will be Euro capable without material modification cost. Further, the Company does not expect the introduction of the Euro currency to have a material adverse impact on the Company's financial position or results of operations.



ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK


The following discussion about the Company's market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements (refer to "Forward-Looking Statement Disclosure" on page 2). The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates and derivative financial instruments.

aii maintains a portfolio of highly liquid cash equivalents maturing in three months or less as of the date of purchase. Given the short-term nature of these investments, and that the Company has no borrowings outstanding, the Company is not subject to significant interest rate risk.

A significant portion of aii's operations consists of sales activities in foreign locations as the Company sells its products worldwide. The Company's financial results, therefore, could be significantly impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of aii's sales are denominated in U.S. dollars, the Company's foreign operations are net payers of currencies other than the U.S. dollar. As such, the Company's operating results may be adversely affected by the impacts of weaker foreign currencies relative to the U.S. dollar. To mitigate the short-term effect of changes in currency exchange rates on its foreign currency based expenses and receivables, the Company purchases foreign currency option contracts to hedge the adverse impact of currency fluctuations on its foreign currency receivables and firm commitments.

                Report of Ernst & Young LLP, Independent Auditors


The Board of Directors and Shareholders
Autologic Information International, Inc.

We have audited the accompanying consolidated balance sheets of Autologic Information International, Inc. and subsidiaries as of October 30, 1998 and October 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 30, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autologic Information International, Inc. and subsidiaries at October 30, 1998 and October 31, 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                            ERNST & YOUNG LLP





Woodland Hills, California
December 9, 1998

ITEM 8.  FINANCIAL STATEMENTS

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                          October 30,         October 31,
                                                                                            1998                 1997
                                                                                          ---------           ---------
                                                                                              (Dollars in thousands)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents-See Notes C and M                                            $  11,871           $   9,452
   Accounts receivable less allowance for doubtful
      accounts of $1,844 (1998) and $1,828 (1997)-See Note M and Schedule II                 17,928              17,529
   Inventories-See Notes C and D                                                             11,310               8,229
   Deferred income taxes -See Notes C and  E                                                  3,829               4,085
   Prepaid expenses and other assets                                                          1,354               2,670
                                                                                          ---------           ---------
           Total current assets                                                              46,292              41,965

PROPERTY AND EQUIPMENT, at cost net of
   accumulated depreciation and amortization
   of $6,086 (1998) and $5,462 (1997)-See Note C                                              5,827               5,931

DEFERRED INCOME TAXES -See Notes C and E                                                      2,823               3,833

EXCESS OF PURCHASE PRICE OVER NET ASSETS
   ACQUIRED, net of accumulated amortization of $1,516 (1998)
   and $964 (1997)-See Notes B and C                                                          1,237               1,789

OTHER ASSETS                                                                                     75                  78
                                                                                          ---------           ---------
                                                                                          $  56,254           $  53,596
                                                                                          =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable-See Note M                                                            $   4,877           $   5,372
   Payable to Volt-See Note N                                                                   202                 265
   Accrued payroll and related liabilities                                                    3,914               3,165
   Accrued expenses                                                                           1,458               1,752
   Accrued restructuring costs-See Notes B and H                                              1,014               1,521
   Customer advances                                                                          4,501               4,103
   Income taxes payable-See Notes C and E                                                       356                  --
                                                                                          ---------           ---------
           Total current liabilities                                                         16,322              16,178

COMMITMENTS AND CONTINGENCIES-See Notes H, I and N

STOCKHOLDERS' EQUITY-See Notes B, C, E, F and N
   Preferred stock, par value $0.01
      Authorized-1,000,000 shares; issued - none                                                 --                  --
   Common stock, par value $0.01
      Authorized - 12,000,000 shares; issued and
           outstanding 5,787,970 shares at 1998 and 1997                                         58                  58
   Paid-in capital                                                                          112,620             112,620
   Accumulated deficit                                                                      (72,746)            (75,260)
                                                                                          ---------           ---------
                                                                                             39,932              37,418
                                                                                          ---------           ---------
                                                                                          $  56,254           $  53,596
                                                                                          =========           =========


                                                       See accompanying notes.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                             Year Ended
                                                          -------------------------------------------------
                                                          October 30,        October 31,        November 1,
                                                             1998               1997               1996
                                                          -----------        -----------        -----------
                                                              (In thousands, except per share amounts)
REVENUES-See Note C
   Systems and equipment                                   $ 60,679           $ 56,655           $ 63,607
   Customer service and support                              26,937             27,971             25,273
                                                           --------           --------           --------
                                                             87,616             84,626             88,880
                                                           --------           --------           --------
OPERATING COSTS AND EXPENSES
   Cost of systems and equipment                             32,338             30,311             41,065
   Cost of customer service and support                      19,784             20,258             20,076
                                                           --------           --------           --------
                     Gross margin                            35,494             34,057             27,739

   Operating expenses                                        21,449             22,215             21,635
   Research, development and engineering                      8,512              7,918              7,381
   Restructuring charge-See Note B                               --                 --                700
   Charges from Volt-See Notes B and N
      Rent                                                      776                781              1,022
      General and administrative                                 36                 36                224
                                                           --------           --------           --------

OPERATING INCOME (LOSS) FROM
      CONTINUING OPERATIONS                                   4,721              3,107             (3,223)
                                                           --------           --------           --------
OTHER INCOME (EXPENSE)
   Interest income                                              504                298                357
   Interest expense charged by Volt-See Note N                   --                 (2)              (583)
   Foreign exchange gain (loss)-See Notes C and M              (560)               125               (544)

   Other, net                                                  (102)              (400)              (445)
                                                           --------           --------           --------
                                                               (158)                21             (1,215)
                                                           --------           --------           --------

INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                        4,563              3,128             (4,438)

INCOME TAX PROVISION-See Notes C and E                        2,049              1,473                125
                                                           --------           --------           --------


INCOME (LOSS) FROM CONTINUING OPERATIONS                      2,514              1,655             (4,563)
LOSS FROM DISCONTINUED OPERATIONS-See Note O                     --               (203)              (428)
                                                           --------           --------           --------

NET INCOME (LOSS)                                          $  2,514           $  1,452           $ (4,991)
                                                           ========           ========           ========

BASIC AND DILUTED EARNINGS (LOSS) PER
      SHARE - CONTINUING OPERATIONS                        $   0.43           $   0.28           $  (0.88)
BASIC AND DILUTED LOSS PER SHARE -
      DISCONTINUED OPERATIONS                                    --              (0.03)             (0.08)
                                                           --------           --------           --------

BASIC AND DILUTED EARNINGS (LOSS)
      PER SHARE-See Note C                                 $   0.43           $   0.25           $  (0.96)
                                                           ========           ========           ========

Average number of shares outstanding - Basic                  5,788              5,788              5,221
                                                           ========           ========           ========

Average number of shares outstanding - Diluted                5,789              5,788              5,221
                                                           ========           ========           ========


                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                           Common Stock
                                                          $0.01 Par Value              Paid-In       Accumulated
                                                        Shares        Amount           Capital         Deficit           Total
                                                      ----------    ----------       ----------       ----------       ----------
                                                                                   (Dollars in thousands)

Balance at November 4, 1995                                   --    $      133       $    1,535       $  (71,721)      $  (70,053)

   Contribution to capital of amounts
      payable to Volt-See Note B                              --            --           89,525               --           89,525

   Issuance of 3,337,000 shares of common
      stock to Volt in connection with
      merger of Autologic, Inc. and transfer
      of stock of Volt subsidiaries-
      See Note B                                       3,337,000          (100)             100               --               --

   Issuance of 2,429,870 shares of common
      stock to Triple-I stockholders to
      purchase the net assets of Triple-I,
      net of expenses related to
      registering shares-See Note B                    2,429,870            25           20,272               --           20,297

   Value of stock options issued by the
      Company in exchange for outstanding
      stock options issued by Triple-I-
      See Note B                                              --            --            1,027               --            1,027

   Stock issued upon exercise of stock
      options                                             27,000            --              206               --              206

   Net loss for the year                                      --            --               --           (4,991)          (4,991)
                                                      ----------    ----------       ----------       ----------       ----------

Balance at November 1, 1996                            5,793,870            58          112,665          (76,712)          36,011

   Retirement of stock in connection
      with sale of Digiflex operation-
      See Note O                                         (10,500)           --              (45)              --              (45)

   Issuance of stock to Volt with respect
      to the exercise of employee stock options-
      See Note B                                           4,600            --               --               --               --


   Net income for the year                                    --            --               --            1,452            1,452
                                                      ----------    ----------       ----------       ----------       ----------

Balance at October 31, 1997                            5,787,970            58          112,620          (75,260)          37,418

     Net income for the year                                  --            --               --            2,514            2,514
                                                      ----------    ----------       ----------       ----------       ----------

Balance at October 30, 1998                            5,787,970    $       58       $  112,620       $  (72,746)      $   39,932
                                                      ==========    ==========       ==========       ==========       ==========



                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Year Ended
                                                              ---------------------------------------
                                                              October 30,   October 31,   November 1,
                                                                 1998          1997          1996
                                                              -----------   -----------   -----------
                                                                      (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                           $ 2,514       $ 1,452       $(4,991)
   Adjustments to reconcile net income (loss) to net cash
      provided by (applied to) operating activities:

        Depreciation                                             2,211         2,241         2,290
        Amortization                                               552           551           413
        Provision for doubtful accounts                            196           508         1,096
        Losses (gains) on foreign currency
           translation                                             298          (242)         (231)
        Losses (gains) on dispositions of
           property and equipment                                   47           (63)           24
        Deferred income taxes                                    1,266         1,433        (1,348)
        Changes in operating assets and liabilities:
           (Increase) decrease  in accounts receivable            (673)        2,959        (2,464)
           (Increase) decrease in inventories                   (3,081)        4,072             6
           Decrease (increase) in prepaid expenses
             and other assets                                    1,313        (1,564)          384
           (Decrease) increase in accounts payable                (640)       (4,816)        3,487
           Increase (decrease) in accrued expenses,
             accrued payroll and related liabilities,
             and accrued restructuring costs                       210        (1,120)       (1,293)
           Increase (decrease) in customer advances                391           771          (176)
           Increase (decrease) in income taxes payable             356        (1,174)           37
           (Decrease) increase in payable to Volt                  (63)         (506)          771
                                                               -------       -------       -------

Net cash provided by (applied to) continuing operations          4,897         4,502        (1,995)

   Loss on sale of discontinued operations                          --            75            --
   Loss from discontinued operations                                --           128           428
   Net cash applied to discontinued operations                      --           (81)         (207)
                                                               -------       -------       -------
   Net cash provided by discontinued operations                     --           122           221

NET CASH PROVIDED BY (APPLIED TO)
   OPERATING ACTIVITIES                                        $ 4,897       $ 4,624       $(1,774)
                                                               -------       -------       -------


                             Continued on next page

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                               Year Ended
                                                                -----------------------------------------
                                                                October 30,    October 31,    November 1,
                                                                   1998           1997           1996
                                                                -----------    -----------    -----------
                                                                         (Dollars in thousands)

CASH FLOWS FROM INVESTING
   ACTIVITIES
      Cash of acquired companies (Triple-I)                      $     --       $     --       $  8,764
      Proceeds from disposal of property
        and equipment                                                 145            182             --
      Purchases of property and equipment                          (2,299)        (2,246)        (2,931)
                                                                 --------       --------       --------

NET CASH (APPLIED TO) PROVIDED BY
   INVESTING ACTIVITIES                                            (2,154)        (2,064)         5,833
                                                                 --------       --------       --------

CASH FLOWS FROM FINANCING
   ACTIVITIES
        Decrease in notes payable to banks                             --             --           (670)
        Proceeds from exercise of stock options                        --             --            206
                                                                 --------       --------       --------

NET CASH APPLIED TO
   FINANCING ACTIVITIES                                                --             --           (464)
                                                                 --------       --------       --------

   Effect of exchange rate changes on cash                           (324)           759             (4)
                                                                 --------       --------       --------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                 2,419          3,319          3,591

Cash and cash equivalents, beginning of period                      9,452          6,133          2,542
                                                                 --------       --------       --------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                $ 11,871       $  9,452       $  6,133
                                                                 ========       ========       ========


SUPPLEMENTAL CASH TRANSACTIONS
      Cash paid during the period:
      Interest expense                                           $      9       $     10       $     12
      Income tax                                                 $    256       $  1,621       $  1,258

SUPPLEMENTAL NON-CASH TRANSACTIONS

During 1998 and 1997, the Company wrote off fully depreciated fixed assets of approximately $1,375,000 and $1,145,000, respectively.

On January 2, 1997, the Digiflex division of the Company was disposed of in exchange for 10,500 shares of AII stock. (See Note O)

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

On June 25, 1995, the date the general terms of the merger were agreed to and announced, Triple-I had outstanding options to purchase approximately 594,000 shares of its common stock. In accordance with Triple-I's stock option plans, each outstanding Triple-I option automatically became fully vested and immediately exerciseable upon consummation of the merger. As part of the Merger Agreement, the parties agreed to a formula to limit the dilution of Volt's percentage ownership in the Company as a result of the exercise of those Triple-I options. Under that formula, Volt is to receive 100 shares of the Company's common stock for every 590 shares of the Company common stock issued with respect to Triple-I options exercised subsequent to June 25, 1995, up to a maximum of 100,000 shares. Between June 25, 1995 and October 30, 1998, 51,250 shares have been issued upon the exercise of Triple-I options, and Volt has received 8,600 shares of the Company's common stock with respect to such exercises. Accordingly, Volt owned beneficially 3,400,186 shares (59%) of the Company's common stock as of October 30, 1998.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B--FORMATION OF THE COMPANY AND MERGER--Continued

As the Company, Autologic and the Volt Subsidiaries were under common control, the merger of Autologic and the transfer of the stock of the Volt Subsidiaries to the Company has been accounted for on a pooling of interest basis. Accordingly, the assets and liabilities of such entities and their stockholders' equity accounts have been accounted for at their historical carrying amounts and the accompanying statement of operations reflects the results of operations of such entities for such periods. The merger of Triple-I has been accounted for under the purchase method of accounting and, accordingly, the purchase price, which was based on the quoted market price of the Triple-I common stock at the time the general terms of the acquisition were agreed to and announced, plus the value of stock options issued in exchange for outstanding stock options of Triple-I, has been allocated to net assets based upon their estimated fair values. A $2,753,000 excess of the purchase price over the estimated fair value of Triple-I's identifiable assets, including the estimated future tax benefits of Triple-I's net operating loss carryforwards and deductible temporary differences, was recorded on the effective date of the merger and is being amortized over a five-year period. The operating results of Triple-I have been included in the Company's consolidated financial statements since the date of the merger, which was limited to five days of operations for the first quarter of 1996, but are included for the second, third and fourth quarters of 1996. The liability for restructuring costs incurred prior to the merger ($1,014,000 at October 30, 1998 and $1,521,000 at October 31, 1997) provides for estimated costs related to closing of certain facilities of Triple-I.

The accompanying statement of operations for the fiscal year ended November 1, 1996 includes a first quarter charge of $700,000 related principally to the reduction of Autologic's workforce and the restructuring of Autologic's operations in connection with the merger.

The following pro forma information presents a summary of consolidated results of operations of the Company as if the transactions described above had occurred at the beginning of fiscal 1996, with pro forma adjustments for the amortization of the excess of purchase price over net assets acquired, the elimination of interest expense and a portion of rent previously charged by Volt (to reflect reduced rent charged by Volt after the merger), and certain income tax adjustments. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates or of future results of operations of the combined entities.

                                                     (Unaudited)
                                                For the Fiscal Year Ended
                                                -------------------------
                                                         November 1,
                                                          1996
                                    (Dollars in thousands, except per share amounts)
Revenues                                                 $  99,013

Loss from continuing operations                             (1,702)

Net loss                                                    (2,017)

Basic and diluted loss from
   continuing operations per share                           (0.33)

Basic and diluted net loss per share                         (0.39)

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year: The Company's fiscal year consists of the 52 or 53 weeks ending on the Friday nearest October 31. The 1998, 1997 and 1996 fiscal years were each comprised of 52 weeks.

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

As of the date of the merger, a deferred tax asset was established representing the estimated future tax benefit anticipated to be realized from the use of Triple-I's net operating loss carryforward and deductible temporary differences and the Company's deductible temporary differences existing at the date of the merger to reduce anticipated taxable income of the Company to be realized subsequent to the merger. The Company believes that it is more likely than not that such tax benefits will continue to be realized based on the combined companies' past and anticipated future results of operations and after considering provisions of the tax law, such as the change in ownership provisions, that restrict the future use of Triple-I's tax benefits.

Stock Based Compensation: The Company accounts for its stock-based compensation arrangements under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (See Note F).

Revenue Recognition: Revenues are recognized when products are shipped and services are rendered.

Cash Equivalents: Cash equivalents consist of investments in short-term, highly liquid securities having an initial maturity of three months or less.

Inventories: Inventories are stated at the lower of cost (first-in first-out) or market.

Long-Lived Assets: The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No such impairment indicators have been identified by the Company. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Property and Equipment: Property and equipment are stated at cost, net of depreciation and amortization which are provided on the straight-line method over their estimated useful lives, generally as follows:

Equipment - 3 to 7 years Leasehold improvements - length of lease or life of asset, whichever is shorter.

Property and equipment consists of the following:

                                                     1998                                        1997
                                     --------------------------------------       --------------------------------------
                                     Property                                     Property
                                       and           Lease-                          and         Lease-
                                     Equipment        hold           Total        Equipment        hold           Total
                                     ---------      --------       --------       ---------      --------       --------

Property and equipment, at cost      $  9,916       $  1,997       $ 11,913       $ 10,052       $  1,341       $ 11,393
Accumulated depreciation
   and amortization                    (5,615)          (471)        (6,086)        (5,145)          (317)        (5,462)
                                     --------       --------       --------       --------       --------       --------
Net property and equipment           $  4,301       $  1,526       $  5,827       $  4,907       $  1,024       $  5,931
                                     ========       ========       ========       ========       ========       ========

Intangible Assets: Intangible assets principally consist of the unamortized balances of the excess of cost over the fair value of the net assets of companies acquired. The intangibles are being amortized using the straight-line method over five years (see Note B).

Income Taxes: Income taxes are provided using the liability method (see Note E).

Translation of Foreign Currencies: The U.S. dollar is the Company's functional currency throughout the world. Foreign currency gains and losses resulting from the translation of the foreign currency financial statements of certain subsidiaries and foreign currency transactions are included in the results of operations.

Foreign Exchange Contracts: Gains and losses on foreign currency option and forward contracts designated as hedges of existing assets and liabilities and of identifiable firm commitments are deferred and included in measurement of the related foreign currency transaction (see Note M).

Advertising: The Company expenses the production cost of advertising the first time the advertising takes place. Advertising expense totaled $1,300,000, $1,500,000 and $1,300,000 for the years ended October 30, 1998, October 31, 1997 and November 1, 1996, respectively.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Per Share Data: During fiscal 1998, the Company adopted SFAS No. 128, "Earnings Per Share," which required a change in the method used to compute earnings per share. SFAS No. 128 simplifies the calculation of earnings per share data by replacing primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Basic earnings per share excludes dilutive securities including stock options, and is calculated using the weighted average common shares outstanding for the period. Diluted earnings per share, which is generally consistent with the fully diluted calculation under prior accounting rules, reflects the dilution to earnings that would occur if stock options and other dilutive securities resulted in the issuance of common stock. As required by SFAS No. 128, all prior period amounts have been restated to conform to the new presentation. Substantially all common stock equivalent shares from stock options (159,000, 216,500 and 489,500, in fiscal 1998, 1997 and 1996, respectively) have been excluded from the computation of diluted earnings per share because the effect would be antidilutive.

Comprehensive Income: In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". The provisions of SFAS No. 130 require companies to classify items of comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and capital in excess of par value in the consolidated financial statements. The Company's comprehensive income items are not currently material; accordingly, the effect of adopting this statement is not expected to be significant when it becomes effective for fiscal 1999.

Segment Reporting: In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Under the provisions of SFAS No. 131, public business enterprises must report financial and descriptive information about its reportable segments. Management is currently studying and analyzing SFAS No. 131, as well as the Company's operations, to determine all of the Company's reportable segments. This statement will be effective for fiscal 1999 and will have no impact on the Company's consolidated results of operations, financial position or cash flows.

Software Revenue Recognition

In October 1997, the American Institute of Certified Public Accountants issued SOP 97-2, "Software Revenue Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and will supersede SOP 91-1. The Company will be required to apply the provisions of SOP 97-2 to transactions entered into during fiscal 1999. Management anticipates that the adoption of this guidance will not have a material impact on its financial condition or results of operations, because the Company believes that its current revenue recognition policies comply with the provisions of SOP 97-2.

Accounting for Derivatives

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on earnings or the financial position of the Company.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE D--INVENTORIES

Inventories consist of the following:

                    October 30,   October 31,
                       1998         1997
                       ----         ----
                     (Dollars in thousands)

Service parts        $ 1,818      $ 2,318
Materials              5,671        3,653
Work-in-process        2,713          965
Finished goods         1,108        1,293
                     -------      -------
                     $11,310      $ 8,229
                     =======      =======

NOTE E--INCOME TAXES

Prior to the merger, Autologic and its subsidiaries were included in the consolidated federal income tax return of Volt and were, therefore, jointly and severally liable with Volt for any income taxes payable by the consolidated group. Volt has agreed to indemnify the Company against any loss or liability that may result from such inclusion. Federal income taxes were provided for in the accompanying consolidated financial statements as if the Company and its domestic subsidiary had filed their own consolidated income tax returns prior to the Merger.

                                                    For the Fiscal Year Ended
                                              ---------------------------------------
                                              October 30,   October 31,   November 1,
                                                 1998          1997          1996
                                               -------       -------       -------
                                                     (Dollars in thousands)

The components of income (loss) from
continuing operations before income taxes
based on the location of operations,
consist of the following:
   Domestic                                    $ 4,795       $ 2,198       $(5,526)
   Foreign                                        (232)          930         1,088
                                               -------       -------       -------
                                               $ 4,563       $ 3,128       $(4,438)
                                               =======       =======       =======

Income tax provision (benefit) includes:
Current:
   Federal                                     $   177       $    --       $    11
   Foreign                                         455            40         1,475
   State and local                                 151            --           (13)
                                               -------       -------       -------
      Total current                                783            40         1,473
                                               -------       -------       -------

Deferred:
   Federal                                       1,513           829          (561)
   Foreign                                        (316)          515          (663)
   State and local                                  69            89          (124)
                                               -------       -------       -------
      Total deferred                             1,266         1,433        (1,348)
                                               -------       -------       -------

Total income tax provision                     $ 2,049       $ 1,473       $   125
                                               =======       =======       =======

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E--INCOME TAXES--Continued

The consolidated effective tax rates are different than the U.S. Federal statutory rate. The differences result from the following:

                                                               For the Fiscal Year Ended
                                                           -------------------------------------
                                                           October 30,  October 31,  November 1,
                                                              1998         1997         1996
                                                              ----         ----         ----
Statutory rate                                                34.0%        34.0%       (34.0%)
Loss without federal tax benefit                                --           --         27.8
Tax effect of foreign operations                               1.6          1.4          2.6
State taxes                                                    3.2          3.0          2.3
Goodwill                                                       4.1          6.0          2.7
Other - net                                                    2.0          2.7          1.4
                                                            ------       ------       ------
Effective tax rate                                            44.9%        47.1%         2.8%
                                                            ======       ======       ======

Deferred income taxes reflect the net tax effects of changes in the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                        October 30,   October 31,
                                          1998           1997
                                          ----           ----
                                         (Dollars in thousands)
  Deferred tax assets:
   Allowance for doubtful accounts       $  584         $  568
   Inventory valuation                    1,385          1,576
   Net operating loss carryforwards       2,604(a)       3,884
   Vacation accruals                        474            396
   Foreign asset basis and credits        1,058            387
   Warranty accruals                        235            181
   Other -- Net                             312            926
                                         ------         ------

   Total deferred tax assets             $6,652         $7,918
                                         ======         ======


Balance sheet classification:
   Current assets                        $3,829         $4,085
   Non-current assets                     2,823          3,833
                                         ------         ------

Total deferred tax assets                $6,652         $7,918
                                         ======         ======

(a) As of October 30, 1998, the Company had a tax benefit relating to a net operating loss carryforward of $2,604,000, of which $554,000 expires in 2009, $1,204,000 expires in 2011, $846,000 expires in 2012.

As of October 30, 1998, certain affiliates had undistributed earnings aggregating $1,827,000, which are considered permanently invested; accordingly, no federal income taxes have been provided. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because foreign tax credits should be available to reduce some or all of the U.S. liability.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F--STOCK OPTIONS

The Company has adopted the Triple-I 1976 Employees' Stock Option Incentive Plan ("Employees' Plan) and the Triple-I 1992 Directors' Stock Option Plan ("Directors' Plan"), and has established a 1995 Employees' Incentive Stock Option Plan ("New Plan"). Under the former Triple-I plans, shares of the Company will now be issued instead of the shares of Triple-I. A summary of each of these plans follows:

Employees' Plan: The plan provides for the granting, until August 2002, of options to acquire up to 950,000 shares of common stock at a price equal to a least 100% of the fair market value of the Company's stock on the date of grant. Options may be exercised during the four year period commencing one year after the date of grant to the extent of 25% of the number of shares originally subject to the option annually, on a cumulative basis. Shares available for future grants under this plan at October 30, 1998 were 224,500 shares (218,500 shares at October 31, 1997, and 108,750 shares at November 1, 1996).

Directors' Plan: The plan provides for the granting, until May 2004 or ten years from the effective date of the last amendment to the plan, of options to acquire up to 80,000 shares of common stock at a price equal to at least 100% of the fair market value of the Company's stock on the date of grant. Options granted have a term of ten years and vest at the rate of 25% of the number of shares originally subject to the option annually, on a cumulative basis commencing one year after the date of grant. Shares available for future grants under this plan at October 30, 1998 were 71,000 shares (63,000 shares at October 31, 1997 and 59,000 shares at November 1, 1996).

New Plan: The Company has adopted a stock option plan that provides for the granting, until November 2005, of options to purchase up to 150,000 shares of the Company's common stock at a price equal to at least 100% of the fair market value of the Company's common stock on the date of grant to employees or consultants of the Company, its subsidiaries and Volt. Options may have terms up to ten years. Included in options granted in fiscal 1996 were options to purchase 40,500 shares of the Company common stock, granted to officers of Volt. Options to purchase 18,000 shares were granted at $13.20 per share, which exceeded market value at the date of grant, and the remaining 22,500 were granted at $12.00 per share, market value at the date of grant. There were 27,000 shares (26,500 shares at October 31, 1997 and 17,500 at November 1, 1996) available for future grants under the plan at October 30, 1998.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F--STOCK OPTIONS--Continued

Options Outstanding:

                                       Employees' Plan          Directors' Plan                New Plan
                                     --------------------      -------------------       ----------------------
                                                 Weighted                 Weighted                     Weighted
                                     Number       Average      Number      Average       Number        Average
                                       of        Exercise        of       Exercise         of         Exercise
                                     Shares        Price       Shares       Price        Shares         Price
                                    -------      --------      ------     --------       ------       ---------
Outstanding, November 4, 1995       534,750       $ 7.85       16,000       $ 9.38            --           --
   Granted                               --           --           --           --       135,000       $12.16
   Exercised                        (40,000)        7.60           --           --            --           --
   Forfeited                       (149,750)        7.51       (4,000)       11.50        (2,500)       12.00
                                    -------                    ------                     ------


Outstanding, November 1, 1996       345,000         8.02       12,000         8.67       132,500        12.16
   Granted                               --           --           --           --         2,500         4.50
   Expired                          (59,000)        7.66           --           --            --           --
   Forfeited                       (201,000)        8.12       (4,000)        7.25       (11,500)       12.00
                                    -------                    ------                     ------

Outstanding, October 31, 1997        85,000         8.05        8,000         9.38       123,500        12.02
   Granted                               --           --           --           --         4,000         3.75
   Expired                          (30,500)        8.00           --           --            --           --
   Forfeited                        (18,500)        8.39       (8,000)        9.38        (4,500)       12.00
                                    -------                    ------                     ------


Outstanding, October 30, 1998        36,000       $ 7.92           --       $   --       123,000       $11.75
                                     ======                    ======                   ========


Price ranges of outstanding and exerciseable options as of October 30, 1998 are summarized below:


                                     Outstanding Options                    Exerciseable Options
                               ------------------------------------        ----------------------
                               Number       Remaining      Weighted        Number        Weighted
   Range of                      of           Life         Average          of           Average
   Exercise Prices             Shares        (Years)        Price          Shares         Price
   ---------------             ------        -------        -----          ------         -----

   Employees' Plan
   $7.75 - 9.25                36,000           1            $7.92           36,000        $7.92


   New Plan
   $3.75 - 4.50                 6,500           9            $4.04            2,500        $4.50

   $12.00 - 13.20             116,500           6           $12.19          116,500       $12.19


           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F--STOCK OPTIONS--Continued

Pursuant to the Merger Agreement, all options outstanding at January 29, 1996 under the Employee's and Directors' Plan became exerciseable. At October 30, 1998, options to purchase 155,000 shares were exerciseable at a weighted average price of $11.07 per share.

The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees", to account for the stock option plan. No compensation cost is recognized because all option exercise prices have been equal to at least the market price of the underlying stock on the date of grant. Had compensation cost for this plan been determined at the grant dates for awards under the optional method provided for by SFAS No. 123, "Accounting and Disclosure for Stock Based Compensation", pro forma net income (loss) in thousands and earnings per share would have been:

                                                                 1998                   1997                1996
                                                             -------------          -------------       ------------
   Pro forma net income (loss)                                 $  2,512               $  1,297           $  (5,465)
   Pro forma basic and diluted
   earnings (loss) per share                                   $   0.43               $   0.22           $   (1.05)

The fair value of each option grant is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996: Risk-free interest rates of 4.4%, 6% and 6%, respectively, expected volatility of .67, .81 and .81, respectively, an expected life of the options of 3 years and no dividends. These assumptions resulted in weighted average fair values of $2.45, $2.82 and $7.49 per share for stock options granted in 1998, 1997 and 1996, respectively. For purposes of pro forma disclosure, the estimated fair value of options is amortized over the options' vesting period.

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

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE H--COMMITMENTS

Future minimum rental commitments as of October 30, 1998 for all noncancelable operating leases, including commitments totaling $1,014,000 reserved for as part of the restructuring costs, are as follows:

Fiscal                                                         Office
 Year                                       Total               Space             Equipment
 ----                                       -----               -----             ---------
                                                               (Dollars in thousands)
1999                                       $ 2,233             $ 2,095           $      138
2000                                           829                 751                   78
2001                                           546                 505                   41
2002                                           387                 384                    3
2003                                           267                 267                   --
Thereafter                                   1,093               1,093                   --

Rental expense for all operating leases for fiscal years 1998, 1997 and 1996 was $2,056,000, $1,960,000 and $2,077,000, respectively. Many of the leases also require the Company to pay property taxes, insurance and ordinary repairs and maintenance. (See Note N)

NOTE I--CONTINGENCIES

The Company is currently involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such claims and actions will not have a materially adverse effect on the Company's financial position or results of operations.

NOTE J--INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one principal industry segment which consists of designing, developing, manufacturing, assembling, integrating, marketing, selling and servicing computerized image-setting and publication systems and equipment and software that automate the various prepress production steps in the publishing process. The Company products are primarily marketed and sold to the newspaper publishing industry, the commercial printing industry and other organizations having internal publishing facilities. Foreign operations are conducted through the Company's subsidiaries. Export sales from the United States to such entities are generally priced above cost but below end-user prices.

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

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE J--INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION--Continued

The following table contains information relating to the Company's operations in various geographical areas:

                                                                       Year Ended
                                                         -----------------------------------------
                                                         October 30,   October 31,     November 1,
                                                           1998           1997           1996
                                                         --------       --------       --------
                                                                 (Dollars in thousands)
   Revenues:
   United States:
      Unaffiliated United States customers               $ 47,829       $ 39,258       $ 34,635
      Affiliated United States customers                      388            453            758
      Export sales, unaffiliated foreign customers,
        principally in Canada, South and
        Central America                                     9,038          8,469          8,798
      Export sales-interarea transfers                     11,392         14,335         18,484
                                                         --------       --------       --------
                                                           68,647         62,515         62,675
   Europe:
      Unaffiliated customers
        Germany                                             6,424          8,978         10,497
        Other countries                                    15,747         15,867         21,431
                                                         --------       --------       --------
                                                           22,171         24,845         31,928
   Australia:
      Unaffiliated customers                                7,602         10,847         12,116
   Canada:
      Unaffiliated customers                                  589            754            645
   Eliminations-interarea transfers                       (11,392)       (14,335)       (18,484)
                                                         --------       --------       --------
                                                         $ 87,617       $ 84,626       $ 88,880
                                                         --------       --------       --------
Operating profit (loss):
   United States                                         $  3,556       $  1,314       $ (5,359)
   Germany                                                    631          1,119            837
   Other European countries                                   369            275            585
   Australia                                                 (211)           272            754
   Canada                                                     239            106            331
   Eliminations                                               137             21           (371)
                                                         --------       --------       --------
                                                         $  4,721       $  3,107       $ (3,223)
                                                         ========       ========       ========
Identifiable assets:
   United States                                         $ 48,606       $ 43,576       $ 48,838
   Germany                                                  4,542          4,407          4,145
   Other European countries                                 5,973          6,814         10,032
   Australia                                                4,231          3,959          3,453
   Canada                                                     720          1,246          1,112
   Eliminations                                            (7,818)        (6,406)        (8,295)
                                                         --------       --------       --------
                                                         $ 56,254       $ 53,596       $ 59,285
                                                         ========       ========       ========
Liabilities of entities comprising the Company's
   foreign operations                                    $  5,598       $  4,129       $  5,663
                                                         ========       ========       ========

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  NOTE K--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for fiscal years ended October 30, 1998 and October 31, 1997. Each quarter contains thirteen weeks.

                                            Fiscal 1998 Quarters
                                            --------------------
                                 First       Second        Third        Fourth
                                -------      -------      -------      -------
                               (Dollars in thousands, except per share amounts)
Net sales                       $18,042      $22,548      $22,266      $24,760
Gross profit                      7,670        8,646        9,203        9,975

Income from continuing
   operations                        13          690          710        1,101
                                -------      -------      -------      -------


Net income                      $    13      $   690      $   710      $ 1,101
                                =======      =======      =======      =======

Basic and diluted earnings
   per share                    $    --      $  0.12      $  0.12      $  0.19
                                =======      =======      =======      =======


                                                                 Fiscal 1997 Quarters
                                                                 --------------------
                                                    First         Second        Third         Fourth
                                                    -----         ------        -----         ------
                                                    (Dollars in thousands, except per share amounts)

Net sales                                         $ 18,095       $ 19,913      $ 22,314      $ 24,304
Gross profit                                         6,654          8,101         9,074        10,228

Income (loss) from continuing
   operations                                         (525)           440           825           915

Loss from discontinued operations                     (203)            --            --            --
                                                  --------       --------      --------      --------

Net income (loss)                                 $   (728)      $    440      $    825      $    915
                                                  ========       ========      ========      ========

Basic and diluted earnings (loss) per share:
   Continuing operations                          $  (0.09)      $   0.08      $   0.14      $   0.16
   Discontinued operations                           (0.04)            --            --            --
                                                  --------       --------      --------      --------
   Basic and diluted earnings
     (loss) per share                             $  (0.13)      $   0.08      $   0.14      $   0.16
                                                  ========       ========      ========      ========


Sales are generally highest in the fourth quarter when customers are preparing for their high-volume production period and lowest in the first quarter due to the holiday season, which is a peak publishing period when customers are reluctant to install and test new equipment.

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

NOTE M--FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash investments and accounts receivable. At October 30, 1998, the Company's cash investments were primarily in investment grade, short-term instruments. Concentrations of credit risk with respect to the receivables are limited due to the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. The Company makes periodic evaluations of the credit worthiness of its customers financial condition and generally requires a deposit upon acceptance of the order.

The Company purchases foreign currency option contracts to hedge the adverse impact on its foreign currency receivables when the dollar strengthens against the related foreign currencies. Foreign exchange (gains) losses in the accompanying statements of operations include (1) any gains on option contracts, which are recognized in income in the same period as losses on the hedged receivables and reduced dollar amount of sales and (2) the premium cost of option contracts, which is amortized over the contract period. At October 30, 1998, the Company owned options, all of which expire in the first quarter of fiscal 1999, purchased at a cost of $118,800, to exchange various European currencies for U.S. dollars, in the aggregate notional amount of $5,500,000. There are no unrealized gains or losses on these contracts at such date. The counterparty to the currency option contracts is a major bank. Credit loss from counterparty nonperformance is not anticipated.

The carrying amount of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value as of October 30, 1998 and October 31, 1997 due to the relatively short maturity of these instruments.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE N--RELATED PARTY TRANSACTIONS WITH VOLT
In addition to rent expense, prior to the merger of Autologic into the Company, Volt allocated to Autologic a proportional share of corporate general and administrative expenses (on the basis of assets employed) and interest on amounts payable by Autologic to Volt on a non-compounding basis. Since the merger, the rent has been significantly reduced, general and administrative services are being substantially performed by the Company's internal staff and third-party providers and, due to the contribution by Volt to capital of the amounts owed Volt by Autologic, interest charged by Volt has ceased except for interest payments on a line of credit from Volt to the Company established pursuant to the Merger Agreement, which expired in fiscal 1998. There were no borrowings under the line in fiscal 1998.

In addition to the above costs, Volt pays certain insurance premiums and incurs certain other costs on behalf of the Company and is reimbursed by the Company, which benefits from Volt's greater purchasing power. Such costs are reflected in the Company's results of operations.

The Company incurred $36,000, $36,000 and $27,000 in legal fees payable to Volt for the years ended October 30, 1998, October 31, 1997 and November 1, 1996, respectively, under a $3,000 per month retainer arrangement that provides the Company access to Volt's in-house legal staff.

As of October 30, 1998 and October 31, 1997, the Company had a $202,000 and $265,000 payable to Volt due as a result of post-merger activity.

The Company sells equipment and service to Volt for resale and internal use. These sales to Volt, if for resale, are priced at approximately 80% of normal end-user prices and, if for internal use, at normal end-user prices.

The following is an analysis of the intercompany account with Volt.

                                                              For the Fiscal Year Ended
                                                       -----------------------------------------
                                                       October 30,    October 31,    November 1,
                                                          1998           1997           1996
                                                        --------       --------       --------
                                                                (Dollars in thousands)
Balance payable at beginning                            $    265       $    771       $ 88,109
   Charges from Volt:
   Rent                                                      776            781          1,022
   General and administrative                                 --             --            197
   Legal                                                      36             36             27
   Interest                                                   --              2            583
   Temporary staffing                                        180            231             --
   PP & E capital purchases                                   --            321             --
                                                        --------       --------       --------
                                                             992          1,371          1,829
                                                        --------       --------       --------
Reimbursable expenditures paid by Volt
on behalf of Autologic or the Company:
   Insurance                                                  --            246            719
   Real estate taxes                                         121             79             79
   Foreign currency option premiums,
        net of gains - See Note M                            167           (389)           256
Other                                                        210            374            180
                                                        --------       --------       --------
                                                             498            310          1,234
                                                        --------       --------       --------

Contribution to capital of amounts payable to Volt            --        (89,525)            --
Sales to Volt                                               (379)          (453)          (758)
Cash transfers paid to Volt                               (1,174)        (1,734)          (118)
                                                        --------       --------       --------
Balance payable at end of year                          $    202       $    265       $    771
                                                        ========       ========       ========
Average balance payable during the year                 $    119       $    230       $ 11,883
                                                        ========       ========       ========

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE N--RELATED PARTY TRANSACTIONS WITH VOLT--Continued

A three-year lease, commencing on January 29, 1996, the effective date of the mergers, was entered into between the Company, as lessee, and a wholly-owned subsidiary of Volt, as lessor, for space previously occupied by Autologic as its headquarters and manufacturing facility in Thousand Oaks, California. During the period from the date of the merger through October 30, 1998, the Company paid rent to Volt of $776,000 in 1998, $781,000 in 1997 and $1,022,000 in 1996.
Pursuant to the terms of the lease, as amended in December 1996, the Company's Board of Directors established a new rental rate based on prevailing rates in the general area, which resulted in a slight decrease in rent. During the remaining term of the lease, the Company's Board of Directors may again, unilaterally, but in good faith and utilizing certain reasonableness standards, redetermine whether there should be a further increase or decrease in the base rent and/or increase (if the space is then available) or decrease the amount of rented space. The lease also provides for the Company to pay all real estate taxes, insurance, utilities and repairs related to the facility.

During fiscal year 1998 the Company's United Kingdom subsidiary agreed to provide certain on-going financial services to Volt's European subsidiaries, for which Volt paid the Company the sum of $73,567 during the fiscal year. The Company believes such sum is fair and reasonable for the services provided.

On May 15, 1997, the Company obtained a revolving line of credit, which was guaranteed by Volt in the amount of $2,250,000 with Wells Fargo Bank. Under the terms and conditions of the line of credit, the Company could borrow, repay and re-borrow, from time to time, up to the full amount of the line, with interest at the higher of the bank's prime rate or the Federal Funds Rate plus .5%. There were no borrowings made under this agreement throughout its one-year term. The revolving line of credit was allowed to expire on its one-year anniversary date, as the Company's current cash resources are considered adequate and management believes that similar agreements with similar terms will be available in the future, if necessary.

NOTE O--DISCONTINUED OPERATIONS

During the first quarter of fiscal 1997, the Company disposed of the assets of, and discontinued the operations of, Digiflex, its advertisement delivery division, which was acquired at the end of January 1996. Digiflex was sold in exchange for the retirement of 10,500 shares of the Company's stock, which was previously held by an unaffiliated third party. The loss from discontinued operations for the twelve months ended October 31, 1997 includes an operating loss of $128,000 on revenues of $82,000 and a loss on disposal of $75,000; no income tax benefits have been allocated to the loss in 1997. The results of operations for the period ended November 1, 1996 have been restated to reflect the discontinued operation. The loss from the discontinued operation for the twelve months ended November 1, 1996 includes an operating loss of $428,000, net of a tax benefit of $262,000, on revenues of $356,000.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III

The information called for by Part III (Items 10, 11, 12 and 13) of Form 10-K (except information as to the Company's executive officers, which information follows Item 4 in this Report) will be included in the Company's Proxy Statement which the Company intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year ended October 30, 1998, and is hereby incorporated by reference to such Proxy Statement.



PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FROM 8-K

14(a)(1).    Financial Statements

             The following consolidated financial statements are included in
Item 8:


                                                                                          Page
                                                                                          ----
             Consolidated Balance Sheets--October 31, 1997 and November 1, 1996           23
             Consolidated Statements of Operations--Years ended October 31, 1997,
                November 1, 1996 and November 3, 1995                                     24
             Consolidated Statements of Stockholders' Equity--Years ended
                October 31, 1997, November 1, 1996 and November 3, 1995                   25
             Consolidated Statements of Cash Flows--Years ended October 31,
             1997,
                November 1, 1996 and November 3, 1995                                     26

             Notes to Consolidated Financial Statements.                                  28

14(a)(2).    Financial Statement Schedule

             The following  consolidated  financial  statement schedule is included in response to Item 14(d)

             Schedule II--Valuation and qualifying accounts                               S-1

             Other  schedule  (Nos.  I, III, IV and V) for which  provision is made
             in  the  applicable   accounting  regulation  of  the  Securities  and
             Exchange  Commission are not required  under the related  instructions or are not applicable and, therefore, have been omitted.

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

10.1(a)+     Employment  Agreement  between  the  Company and Dennis  Doolittle.
             (Incorporated  by  reference  to Exhibit  10.1(b) to Amendment No.
             1 to the Company's Registration Statement on Form S-4, No.
             333-99278.)

10.2(a)*+    Triple-I's 1976 Employees' Incentive Stock Option Plan, as
             extended, amended and assumed by the Company and amended through
             November 5, 1998.

Exhibit      Description
-------      -----------
10.2(b)*+    Triple-I's 1985 Directors' Stock Option Plan, as assumed by the
             Company and amended through November 5, 1998.

10.2(c)*+    The Company's 1995 Stock Option Plan as amended through
             September 18, 1998.

10.3         Lease  between the Company and Volt Realty Two,  Inc.
             (Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company's Registration Statement on Form S-4, No. 333-99278.)

10.4         Registration  Rights Agreement  between Volt Information  Sciences,
             Inc. and the Company. (Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company's Registration Statement on
             Form S-4, No. 333-99278.)

10.5         Registration Rights Agreement among Fidelity International Limited,
             FMR Corp., American and Fidelity Special Situations Trust and the
             Company. (Incorporated by reference to Exhibit 10.6 to Amendment
             No. 2 to the Company's Registration Statement on Form S-4, No.
             333-99278.)

21.1*        Subsidiaries of the Company.

23.1*        Consent of Ernst & Young LLP, Independent Auditors.

27*          Financial Data Schedule



14(b).     Reports on Form 8-K

There were no Reports on Form 8-K filed during the fourth quarter of the year ended October 30, 1998.



--------------

*       Filed herewith

+       Management contract or compensation plan or arrangement

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AUTOLOGIC INFORMATION INTERNATIONAL, INC.

Dated:  Thousand Oaks, California
          January 15, 1999

                                       BY:/s/William Shaw
                                          William Shaw
                                          Chairman of the Board, Director and
                                          Chief Executive Officer


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


Signature                                   Title                                                      Date
---------                                   -----                                                      ----

/s/William Shaw                             Chairman of the Board,                                     January 15, 1999
---------------------------------------
William Shaw                                Director and Chief Executive Officer

/s/Dennis D. Doolittle                      Vice Chairman of the Board,                                January 15, 1999
---------------------------------------
Dennis D. Doolittle                         Director and President

/s/Anthony F. Marrelli                      Chief Financial Officer                                    January 15, 1999
---------------------------------------
Anthony F. Marrelli

/s/ Ian T. B. Young                         Controller and Principal Accounting                        January 15, 1999
---------------------------------------
Ian T. B. Young                             Officer

/s/James J. Groberg                         Director                                                   January 15, 1999
---------------------------------------
James J. Groberg

/s/Jerome Shaw                              Director                                                   January 15, 1999
---------------------------------------
Jerome Shaw

/s/ Alden L. Edwards                        Director                                                   January 15, 1999
---------------------------------------
Alden L. Edwards

/s/ EuGene L. Falk                          Director                                                   January 15, 1999
---------------------------------------
EuGene L. Falk

/s/ Paul H. McGarrell                       Director                                                   January 15, 1999
---------------------------------------
Paul H. McGarrell

/s/ Leroy M. Bell                           Director                                                   January 15, 1999
---------------------------------------
Leroy M. Bell

AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS




Column A                              Column B                     Column C                    Column D         Column E
--------                              --------                    ---------                    --------         --------
                                                                  Additions
                                      Balance at        Charged to          Charged to                          Balance
                                      Beginning         Costs and             Other                             at End
                                      of Period         Expenses            Accounts          Deductions       of Period
                                      ---------         --------            --------          ----------       ---------

Description
-----------

Year ended October 30, 1998:
   Deducted from asset accounts:
    Allowance for uncollectible
    accounts                          $1,828,000      $  196,000(1)                         $  180,000(3)      $1,844,000

Year ended October 31, 1997:
   Deducted from asset accounts:
    Allowance for uncollectible
    accounts                          $2,221,000      $  508,000(1)              --         $  901,000(3)      $1,828,000

Year ended November 1, 1996:
   Deducted from asset accounts:
    Allowance for uncollectible
    accounts                          $  651,000      $1,096,000(1)      $  849,000(2)      $  375,000(3)      $2,221,000


(1) Includes a foreign currency translation gain of $13,000 (1998), loss of $64,000 (1997) and a gain of $4,000 (1996).

(2) Pertains to the opening balance of Triple-I acquired on January 29, 1996.

(3)     Write-off of uncollectible accounts, net of recoveries.