Form 10-Q
period 1999-01-29
AUTOLOGIC INFORMATION INTERNATIONAL INC
filed 1999-03-12
CIK 1003477

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarter ended January 29, 1999

         OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from ____________ to ____________

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


                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year,
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

The number of shares of common stock outstanding as of March 5, 1999 was 5,787,970.

                         PART I - FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        January 29,   October 30,
                                                           1999          1998
                                                         ---------    ---------
                                                        (Unaudited)
ASSETS                                                    (Dollars in thousands)

CURRENT ASSETS
   Cash and cash equivalents                             $  10,497    $  11,871
   Accounts receivable less allowance for doubtful
     accounts of $1,925 (1999) and $1,844 (1998)            16,706       17,928
   Inventories-See Note C                                   12,272       11,310
   Deferred income tax benefit-See Note D                    3,846        3,829
   Prepaid expenses and other assets                         2,243        1,354
                                                         ---------    ---------
         Total current assets                               45,564       46,292

PROPERTY AND EQUIPMENT, at cost net of
   accumulated depreciation and amortization
   of $6,496 (1999) and $6,086 (1998)                        5,695        5,827

DEFERRED INCOME TAX BENEFIT-See Note D                       2,823        2,823

EXCESS OF PURCHASE PRICE OVER NET ASSETS
   ACQUIRED, net of amortization of $1,654 (1999)
   and $1,516 (1998)-See Note B                              1,099        1,237

OTHER ASSETS                                                   104           75
                                                         ---------    ---------

                                                         $  55,285    $  56,254
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                      $   4,420    $   4,877
   Payable to Volt-See Notes E and F                           191          202
   Accrued payroll and related liabilities                   3,016        3,914
   Accrued expenses                                          1,600        1,458
   Accrued restructuring costs                                 886        1,014
   Customer advances                                         4,845        4,501
   Income  taxes payable                                       365          356
                                                         ---------    ---------
         Total current liabilities                          15,323       16,322

STOCKHOLDERS' EQUITY-See Notes B and G
   Preferred stock, par value $0.01
     Authorized-1,000,000 shares; issued - none                 --           --
   Common stock, par value $0.01
     Authorized - 12,000,000 shares; issued and
         outstanding 5,787,970 shares in 1999 and 1998          58           58
   Paid-in capital                                         112,620      112,620
   Accumulated deficit                                     (72,716)     (72,746)
                                                         ---------    ---------
                                                            39,962       39,932

                                                         $  55,285    $  56,254
                                                         =========    =========

                             See accompanying notes.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                For the Three Months Ended
                                                            ---------------------------------
                                                            January 29,           January 30,
                                                                1999                 1998
                                                            -----------           -----------
                                                     (Dollars in thousands, except per share amounts)

REVENUES
   Systems and equipment                                     $  12,746             $  12,082
   Customer service and support                                  6,050                 5,960
                                                             ---------             ---------
                                                                18,796                18,042
                                                             ---------             ---------
OPERATING COSTS AND EXPENSES
   Cost of systems and equipment                                 6,912                 5,781
   Cost of customer service and support                          4,517                 4,591
                                                             ---------             ---------
     Gross margin                                                7,367                 7,670

   Operating expenses                                            7,179                 7,094
   Charges from Volt-See Notes E and F
     Rent                                                          194                   201
     General and administrative                                      9                     9
                                                             ---------             ---------
OPERATING INCOME (LOSS)                                            (15)                  366

OTHER INCOME (EXPENSE)
   Interest income                                                 127                   107
   Foreign exchange loss                                           (49)                 (446)
   Other, net                                                      (12)                   (4)
                                                             ---------             ---------
                                                                    66                  (343)
                                                             ---------             ---------

INCOME FROM OPERATIONS
   BEFORE INCOME TAXES                                              51                    23

INCOME TAX PROVISION-See Note D                                     21                    10
                                                             ---------             ---------
 NET INCOME                                                  $      30             $      13
                                                             =========             =========




BASIC AND DILUTED EARNINGS
     PER SHARE -See Note G                                   $    0.01             $      --
                                                             =========             =========



Average number of shares outstanding-Basic                       5,788                 5,788
                                                                 =====                 =====

Average number of shares outstanding-Diluted                     5,788                 5,789
                                                                 =====                 =====



                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                    Common Stock
                                                  $0.01 Par Value
                                           ---------------------------        Paid-In        Accumulated
                                             Shares           Amount          Capital           Deficit
                                           ---------        ----------       ---------         ---------
                                                                  (Dollars in thousands)

Balance at October 30, 1998                5,787,970        $       58       $ 112,620         $ (72,746)
   Net income for the three months                --                --              --                30
                                           ---------        ----------       ---------         ---------

Balance at January 29, 1999                5,787,970        $       58       $ 112,620         $ (72,716)
                                           =========        ==========       =========         =========






















                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               For the Three Months Ended
                                                              -----------------------------
                                                              January 29,       January 30,
                                                                 1999              1998
                                                              -----------       -----------
                                                                 (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                  $     30          $     13
   Adjustments to reconcile net income to net
     cash applied to operating activities:
       Depreciation                                                 569               536
       Amortization                                                 138               138
       Provision for doubtful accounts                              201               131
       Gains on foreign currency translation                       (139)               (8)
       Gains on dispositions of property and equipment              (14)              (11)
       Deferred income taxes                                        (17)              152
       Changes in operating assets and liabilities:
         Decrease (increase) in accounts receivable                 852)             (857)
         Increase in inventories                                   (962)           (1,591)
         Increase in prepaid expenses and other assets             (919)              (76)
         Decrease in accounts payable                              (399)           (1,015)
         Decrease in accrued expenses                              (913)             (574)
         Increase in customer advances                              372             2,402
         Increase in income taxes payable                             9                --
         Decrease in payable to Volt                                (11)             (265)
                                                               --------          --------


NET CASH APPLIED TO OPERATING ACTIVITIES                         (1,203)           (1,025)
                                                               --------          --------

CASH FLOWS APPLIED TO INVESTING ACTIVITIES
     Purchases of property and equipment                           (423)             (370)
                                                               --------          --------

   Effect of exchange rate changes on cash                          252               199
                                                               --------          --------

NET DECREASE IN CASH  AND CASH EQUIVALENTS                       (1,374)           (1,196)

Cash and cash equivalents, beginning of period                   11,871             9,452
                                                               --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 10,497          $  8,256
                                                               ========          ========


SUPPLEMENTAL CASH TRANSACTIONS Cash paid during the period:
     Interest expense                                          $     --          $      3
     Income tax                                                $    136          $    220


                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at January 29, 1999 and results of operations and cash flows for the three months ended January 29, 1999 and January 30, 1998. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 30, 1998. Except as described in Notes H and I below, the accounting policies used in preparing these financial statements are the same as those described in that Report. The Company's fiscal year ends on the Friday nearest October 31.

NOTE B -- FORMATION OF THE COMPANY AND MERGER

The Company was incorporated in Delaware on September 5, 1995 as a wholly-owned subsidiary of Volt Information Sciences, Inc. ("Volt"). On January 29, 1996, pursuant to the terms of an Agreement and Plan of Merger dated October 5, 1995, as subsequently amended (the "Merger Agreement"), among the Company, Volt and Information International, Inc. ("Triple-I"), Volt contributed to the capital of Autologic, Incorporated ("Autologic") and certain foreign subsidiaries of Volt ("Volt Subsidiaries") the amounts Autologic and such subsidiaries owed to Volt and, subsequent thereto, caused Autologic to merge with and into the Company. Volt also assigned to the Company all of the issued and outstanding shares of the Volt Subsidiaries. In addition, pursuant to the Merger Agreement, on January 29, 1996, following approval by its stockholders, Triple-I merged with and into the Company.

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

NOTE C -- INVENTORIES

Inventories consist of:

                                               January 29,      October 30,
                                                  1999             1998
                                             -------------    --------------
                                                  (Dollars in thousands)

   Service parts                             $       1,464    $        1,818
   Materials                                         5,816             5,671
   Work-in-process                                   3,029             2,713
   Finished goods                                    1,963             1,108
                                             -------------    --------------
                                             $      12,272    $       11,310
                                             =============    ==============

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (Unaudited)

NOTE D -- INCOME TAXES

Income taxes are provided using the liability method. Significant components of the income tax provision attributable to operations are as follows:


                                        For the Three Months Ended
                                       January 29,        January 30,
                                          1999               1998
                                       -----------        -----------
                                            (Dollars in thousands)

Current Taxes:
   Federal                              $      57          $      17
   State and local                             34                 10
   Foreign                                    (53)              (169)
                                        ---------          ---------
     Total current                             38               (142)
                                        ---------          ---------

Deferred Taxes:
   Federal                                    (11)               140
   State and local                             (6)                12
   Foreign                                     --                 --
                                        ---------          ---------
     Total deferred                           (17)               152
                                        ---------          ---------

Total income tax provision              $      21          $      10
                                        =========          =========

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

NOTE E -- CHARGES FROM VOLT

Volt incurs certain costs on behalf of the Company which are reflected in the results of operations. In addition, during the quarters ended January 29, 1999 and January 30, 1998, the Company incurred $9,000 in legal fees payable to Volt under a $3,000 per month retainer arrangement that provides the Company access to Volt's in-house legal staff. At January 29, 1999, the Company had a $191,000 payable to Volt as a result of costs paid by Volt on behalf of the Company including amounts owed under the retainer arrangement.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (Unaudited)


NOTE F -- RELATED PARTY TRANSACTIONS

A three-year lease, commencing on the effective date of the mergers, was entered into between the Company, as lessee, and a wholly-owned subsidiary of Volt, as lessor, for space previously occupied by Autologic as its headquarters and manufacturing facility in Thousand Oaks, California. During the three months ended January 29, 1999 and January 30, 1998, the Company paid rent to Volt of $194,000 and $201,000 respectively. Pursuant to the terms of the lease, as amended in December 1996, the Company's Board of Directors established a new rental rate based on prevailing rates in the general area, which resulted in a slight decrease in rent. The lease also provides for the Company to pay all real estate taxes, insurance, utilities and repairs related to the facility. The Company is currently negotiating a renewal of the lease, and the Company and the Landlord have continued to operate under the terms of the lease since its expiration on January 28, 1999.


NOTE G -- PER SHARE DATA

The Company calculates per share data in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." (SFAS No. 128). Under SFAS No. 128 earnings per share data is calculated for basic and diluted earnings per share. Basic earnings per share excludes dilutive securities including stock options, and is calculated using the weighted average common shares outstanding for the period. Diluted earnings per share reflects the dilution to earnings that would occur if stock options and other dilutive securities resulted in the issuance of common stock. Substantially all common stock equivalent shares from stock options (345,000 and 189,500 in 1999 and 1998, respectively) have been excluded from the computation of diluted earnings per share because the effect would be antidilutive, since the option price was greater than the average for the quarters.



NOTE H -- SOFTWARE REVENUE RECOGNITION

In October 1997, the American Institute of Certified Public Accountants issued SOP 97-2, "Software Revenue Recognition," as amended for SOP 98-4 and SOP 98-9, which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and has superseded SOP 91-1. The Company has adopted the provisions of SOP 97-2 to transactions entered into during fiscal 1999. The adoption of this guidance has not had a material impact on the Company's financial condition or results of operations, because the Company's revenue recognition policies complied with the provisions of SOP 97-2 prior to adoption.


NOTE I -- EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

As of January 29, 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In order to keep investors informed of the Company's future plans and objectives, this Report (and other reports and statements issued by the Company and its officers from time to time) contains certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements". The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes it is in the best interests of investors to take advantage of the "safe harbor" provisions of that Act. Although the Company believes that its expectations are based on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance, and achievements to differ materially from those described or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, general economic and business conditions in the United States and in the overseas markets where the Company distributes products, including the impact of the major economic problems in Asia; the impact of the strengthening dollars on international prices; the Company's ability to successfully expand its market base beyond its traditional newspaper market; potential changes in customer spending and purchasing policies and practices; the continuing availability of components, sub-assemblies, parts and end items, and dependence on third parties for some components; risks inherent in new product introductions, such as start-up delays and uncertainty of customer acceptance; the Company's ability to maintain superior technological capability; the Company's ability to foresee changes and to identify, develop and commercialize innovative and competitive products and systems in a timely and cost effective manner and achieve customer acceptance, in markets characterized by rapidly changing technology and frequent new product introductions; the Company's ability to meet competition in its highly competitive markets with minimal impact on prices and margins; the Company's ability to attract and retain certain classifications of technologically qualified personnel, particularly in the areas of research and development and customer service; the Company's ability, and the ability of certain of its customers and suppliers and others, to successfully and timely complete their Year 2000 compliance programs; and the impact of the introduction of the Euro currency.

Three months ended January 29, 1999 compared to three months ended January 30, 1998

Results of Operations

In the three month period ended January 29, 1999, revenues increased by $754,000, or 4.2%, due to an increase of $664,000, or 5.5%, in sales of systems and equipment and a $90,000, or 1.5%, increase in customer service sales. The increase in systems and equipment sales was due primarily to increased domestic sales offset in part by lower sales internationally. Total international sales (shipments to customers located outside the United States) were 44.2% of total net sales for the three-month period ended January 29, 1999, compared to 47.1% for the comparable prior year period with the decrease due to lower sales in the Pacific Rim and Latin America. The increase in customer service sales resulted primarily from slightly higher sales of spare parts in the domestic operations.

Gross margins decreased 3.3 percentage points (from 42.5% to 39.2%) due to lower gross margins on systems and equipment offset, in part, by increased margins on customer service. Systems and equipment gross margins decreased by 6.4 percentage points (from 52.2% to 45.8%) due principally to the sale of a greater proportion of lower margin products and competitive pricing pressures. Customer service gross margins improved by 2.3 percentage points (from 23.0% to 25.3%) due primarily to improved margins on spare part sales.

Operating expenses increased by $85,000 from $7,094,000 in the first quarter of 1998 to $7,179,000 in the first quarter of 1999 due to slightly higher general and administrative expenses. Operating expense expressed as a percentage of sales decreased 1.1 percentage points (from 39.3% to 38.2%) due to a proportionally higher increase in sales.

The $20,000 increase in interest income is due to a higher average (over the three-month period) cash balance in the first quarter of 1999 than in the comparable period in the prior year.

A foreign exchange loss of $49,000 was realized in the first quarter of 1999 compared to a loss in the same period in 1998 of $446,000. The loss in both years was due to unfavorable currency movements in the European currency markets. To reduce the potential impact from foreign currency changes on the Company's foreign currency receivables and firm commitments, foreign currency options are purchased.

The Company's effective tax rate was reduced to 41.1% in the first quarter of 1999 from 43.5% in the first quarter of 1998.

Liquidity and Capital Resources

During the three months of fiscal 1999, operating activities used $1,203,000 of cash. While cash was provided principally by a profit of $30,000, non-cash charges aggregating $738,000 (consisting principally of depreciation of $569,000, goodwill amortization of $138,000 and a provision for doubtful accounts of $201,000 offset, in part, primarily by a $139,000 gain on foreign currency translation), a decrease in accounts receivable of $852,000 and an increase in customer advances of $372,000, these factors were offset by uses in cash principally for inventory of $962,000, prepaid expenses and other assets of $919,000, reductions of accounts payable by $399,000 and accrued expenses by $913,000.

Investing activities used cash of $423,000 for the purchase of property and equipment.

As a result of the foregoing, during the three months ended January 29, 1999, cash and cash equivalents decreased by $1,374,000. The Company's working capital as of January 29, 1999 was $30,241,000, which includes $10,497,000 in cash and cash equivalents. These resources are anticipated to be sufficient to meet the Company's liquidity and capital needs for the near term in the normal course of business.

The Company has a liability for restructuring costs incurred prior to the mergers in the amount of $886,000 at January 29, 1999. The accrued amount provides for the estimated costs related to the closing of certain facilities of Triple-I. The liability is being funded through operating cash flows and is expected to be paid in its entirety in fiscal 1999.

Year 2000 Compliance

The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations, causing disruptions in operations.

     AII's STATE OF READINESS. The Company is affected in the processing of data relating to the Year 2000 and beyond by 1) its own internal computer information systems, 2) by third parties with which it has business relationships and 3) both its current and discontinued products, which are in production usage at customer sites. The Company has undertaken various initiatives intended to ensure that its computer equipment and software (both internally and throughout its produce line) will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems. Non-IT systems refers to other miscellaneous systems, not thought of as IT systems, such as alarm systems, fax machines, etc. Both IT and non-IT systems may contain embedded technology, which complicates the Company's Year 2000 identification, assessment, remediation and testing efforts. The Company currently anticipates that its Year 2000 efforts, which began in January of 1997, will be completed by May 1999. The following table sets forth the percentage of completion of the Company's Year 2000 initiatives, as well as the Company's progress and anticipated completion dates, as of January 29, 1999:


                                                                      Time            Percent
           Year 2000 Initiatives                                     Table            Complete
           -----------------------------------------------------------------------------------
           Internal Systems:
                    Initial IT system identification           1/97   -  10/98           100%
                    Initial IT system assessment               1/97   -  10/98           100%
                    Remediation and testing  central system    1/97   -   5/98           100%
                    Conversion of desktop PCs                  1/97   -   5/99            80%
                    Identification regarding non-IT issues     1/97   -   5/98           100%
                    Assessment regarding non-IT issues         1/97   -   5/99            80%

           Product Line:
                    Initial IT system identification           1/97   -   1/98           100%
                    Initial IT system assessment               10/97  -   6/98           100%
                    Remediation and testing                    1/97   -   5/99            95%

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

     COMPANY PRODUCTS. In 1997 the Company established a policy that all current products be Year 2000 compliant and that its quality assurance personnel test all new releases of software and hardware for Year 2000 compliance.

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

     During 1998, compliance questionnaires were sent to all major suppliers and other third parties with whom the Company does business. As of January 29, 1999, 90% of major suppliers have responded with 70% responding they are compliant and 20% in the process of becoming Year 2000 complaint. Further follow-up efforts are being made for the 10% that have not replied and alternative Year 2000 compliant suppliers are being identified. In addition, compliance questionnaires were also sent to other third parties the Company does business with, such as financial institutions, telecommunications and insurance companies. A response rate of close to 100% has been achieved, with approximately 80% of respondents indicating they are Year 2000 complaint and the remaining indicating that they are in the process of becoming compliant with a deadline of no later than mid-1999. However, the Company has no means of ensuring that such third parties will be Year 2000 ready. The inability of third parties to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by third parties is not determinable.

     COSTS TO ADDRESS AII'S YEAR 2000 ISSUES. The Company's Year 2000 incurred and future remediation costs for all business units are projected to be approximately $837,000 in the aggregate. At this time, the Company's actual and estimated future costs for internal systems and its product lines are as follows:

                                       Costs              Estimated              Total
                                 through 1/29/99         Future Costs            Costs
                                 ---------------         ------------          ---------
     Internal Systems:
         Hardware                      $  50,000            $ 118,000          $ 168,000
         Software                        383,200              117,000            500,200
                                       ---------            ---------          ---------
         Total                           433,200              235,000            668,200

     Product Line:
         Hardware                      $  36,500            $   4,000          $  40,500
         Software                        102,300               26,000            128,300
                                       ---------            ---------          ---------
         Total                           138,800               30,000            168,800

     Total Company                     $ 572,000            $ 265,000          $ 837,000
                                       =========            =========          =========


     Included in the actual costs through January 29, 1999 under internal systems - software is the cost of a new corporate business system of $345,000 which was installed during fiscal years 1996 and 1997 and which has been capitalized. In addition to addressing Year 2000 issues, the business system was installed to streamline the Company's operations and provide better management information. Except for hardware costs, all other costs are being expensed as incurred.

     RISKS OF THE COMPANY'S YEAR 2000 ISSUES. The Company's management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In addition, disruption in the economy in general resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. All Company internal systems are currently Year 2000 compliant except for a number of network-connected PCs previously mentioned. In addition, the Company has thoroughly reviewed its product line to assist its customers with the Year 2000 issue. The Company believes that its current products are Year 2000 compliant and no additional costs or expenses are anticipated under warranties or to service such products except for the development of certain testing hardware and computer software (which it presently estimates will cost approximately $169,000 to develop). The Company believes that a majority of its discontinued products are also Year 2000 compliant. However, certain of its older products, the sale for which were discontinued several years ago, may not be Year 2000 compliant. The Company believes such products are not under warranty and the Company has not been renewing its one-year service contracts as they relate to these older products or products of others that it services which are not Year 2000 compliant. In most cases, the Company offers a new, Year 2000 compliant product which can be purchased as a replacement for the older product that is not Year 2000 compliant, along with annual maintenance agreements.

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

Impact of the Euro

 Several European countries have adopted, as of January 1, 1999, and others are expected to adopt, a Single European Currency (the "Euro") with a transition period continuing through January 1, 2002. The Company is reviewing the impact the Euro has had, and may continue to have, on its internal systems and on its competitive environment. The Company believes, based on testing and experience to date, that its internal systems are and will continue to be Euro capable without material modification cost. Further, the Company has not experienced to date and does not expect the introduction of the Euro currency to have a material adverse impact on the Company's financial position or results of operations.

ITEM 3 -- QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates and derivative financial instruments.

AII maintains a portfolio of highly liquid cash equivalents maturing in three months or less from the date of purchase. Given the short-term nature of these investments, and that the Company has no borrowings outstanding, the Company is not subject to significant interest rate risk.

A significant portion of AII's operations consists of sales activities in foreign locations, as the Company sells its products worldwide. The Company's financial results, therefore, could be significantly impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of AII's sales are denominated in U.S. dollars, the Company's foreign operations are net payers in currencies other than the U.S. dollar. As such, the Company's operating results may be adversely affected by the impacts of weaker foreign currencies relative to the U.S. dollar. To mitigate the short-term effect of changes in currency exchange rates on its foreign currency based expenses and receivables, the Company purchases foreign currency option contracts to hedge the adverse impact of currency fluctuations on its foreign currency receivables and firm commitments. Management believes that due to its currency option positions that changes in currency rates would not have a significant impact on the Company's results of operations.




                           PART II - OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         15       Independent Accountants' Report on Review of Interim
                  Financial Information from Ernst & Young LLP

         27       Financial Data Schedule

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended January 29, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AUTOLOGIC INFORMATION INTERNATIONAL, INC.


Dated:  Thousand Oaks, California
        March 12, 1999

                                       BY: /s/ Anthony F. Marrelli
                                           ------------------------------------
                                           Anthony F. Marrelli
                                           Vice President and
                                           Chief Financial Officer

Exhibit Index

Exhibit       Description
-------       -----------
15            Independent Accountants' Report on Review of Interim Financial
              Information from Ernst & Young LLP

27            Financial Data Schedule