Form 10-Q
period 1999-04-30
AUTOLOGIC INFORMATION INTERNATIONAL INC
filed 1999-06-11
CIK 1003477

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee Required) For the quarter ended April 30, 1999

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


                                 Not Applicable
         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No [ ]

The number of shares of common stock outstanding as of June 3, 1999 was 5,787,970.

                         PART I - FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              April 30,          October 30,
                                                                1999                1998
                                                              ---------          ---------
                                                             (Unaudited)
ASSETS                                                           (Dollars in thousands)

CURRENT ASSETS
  Cash and cash equivalents                                    $10, 001          $  11,871
  Accounts receivable less allowance for doubtful
    accounts of $1,605 (1999) and $1,844 (1998)                  15,618             17,928
  Inventories-See Note C                                         12,125             11,310
  Deferred income tax benefit-See Note D                          3,809              3,829
  Prepaid expenses and other assets                               2,472              1,354
                                                              ---------          ---------
        Total current assets                                     44,025             46,292

PROPERTY AND EQUIPMENT, at cost net of
  accumulated depreciation and amortization
  of $7,449 (1999) and $6,086 (1998)                              5,657              5,827

DEFERRED INCOME TAX BENEFIT-See Note D                            2,823              2,823

EXCESS OF PURCHASE PRICE OVER NET ASSETS
  ACQUIRED, net of amortization of $1,792 (1999)
  and $1,516 (1998)-See Note B                                      961              1,237

OTHER ASSETS                                                        241                 75
                                                              ---------          ---------

                                                              $  53,707          $  56,254
                                                              =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                            $   3,386          $   4,877
  Payable to Volt-See Notes E and F                                  --                202
  Accrued payroll and related liabilities                         3,330              3,914
  Accrued expenses                                                1,984              1,458
  Accrued restructuring costs                                       256              1,014
  Customer advances                                               4,783              4,501
  Income taxes payable                                              137                356
                                                              ---------          ---------
        Total current liabilities                                13,876             16,322

STOCKHOLDERS' EQUITY-See Notes B and G
  Preferred stock, par value $0.01
    Authorized-1,000,000 shares; issued - none                       --                 --
  Common stock, par value $0.01
    Authorized - 12,000,000 shares; issued and
        outstanding 5,787,970 shares in 1999 and 1998                58                 58
  Paid-in capital                                               112,620            112,620
  Accumulated deficit                                           (72,847)           (72,746)
                                                              ---------          ---------
                                                                 39,831             39,932
                                                              ---------          ---------
                                                              $  53,707          $  56,254
                                                              =========          =========


                             See accompanying notes.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       For the Three Months Ended           For the Six Months Ended
                                                       --------------------------          --------------------------
                                                       April 30,          May 1,           April 30,           May 1,
                                                         1999              1998              1999              1998
                                                       --------          --------          --------          --------
                                                            (Dollars in thousands, except per share amounts)

REVENUES
  Systems and equipment                                $ 12,993          $ 15,906          $ 25,739          $ 27,988
Customer service and support                              6,575             6,642            12,625            12,602
                                                       --------          --------          --------          --------
                                                         19,568            22,548            38,364            40,590
                                                       --------          --------          --------          --------

OPERATING COSTS AND EXPENSES
  Cost of systems and equipment                           6,948             8,793            13,860            14,574
  Cost of customer service and support                    5,206             5,109             9,723             9,700
                                                       --------          --------          --------          --------
    Gross margin                                          7,414             8,646            14,781            16,316

  Operating expenses                                      7,484             7,283            14,663            14,377
  Charges from Volt-See Note E and F
    Rent                                                    194               194               388               395
    General and administrative                                9                 9                18                18
                                                       --------          --------          --------          --------

OPERATING (LOSS) INCOME                                    (273)            1,160              (288)            1,526
                                                       --------          --------          --------          --------

OTHER INCOME (EXPENSE)
  Interest income                                           111               121               238               228
  Foreign exchange loss                                     (30)             (124)              (79)             (570)
  Other, net                                                (48)               14               (60)               10
                                                       --------          --------          --------          --------
                                                             33                11                99              (332)
                                                       --------          --------          --------          --------

(LOSS) INCOME FROM OPERATIONS
BEFORE INCOME TAXES                                        (240)            1,171              (189)            1,194

INCOME TAX BENEFIT (PROVISION)-See Note D                   109              (481)               88              (491)
                                                       --------          --------          --------          --------

NET (LOSS) INCOME                                      $   (131)         $    690          $   (101)         $    703
                                                       ========          ========          ========          ========

BASIC AND DILUTED (LOSS) EARNINGS
    PER SHARE-See Note G                               $  (0.02)         $   0.12          $  (0.02)         $   0.12
                                                       ========          ========          ========          ========

Average number of shares outstanding - Basic              5,788             5,788             5,788             5,788
                                                       ========          ========          ========          ========

Average number of shares outstanding - Diluted            5,788             5,789             5,788             5,789
                                                       ========          ========          ========          ========


                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)




                                                       Common Stock
                                                      $0.01 Par Value                  Paid-In          Accumulated
                                                   Shares            Amount            Capital           Deficit
                                                  ---------         ---------         ---------         ---------
                                                                                (Dollars in thousands)

Balance at October 30, 1998                       5,787,970         $      58         $ 112,620         $ (72,746)
  Net loss for the six months (unaudited)                --                --                --              (101)
                                                  ---------         ---------         ---------         ---------
Balance at April 30, 1999 (unaudited)             5,787,970         $      58         $ 112,620         $ (72,847)
                                                  =========         =========         =========         =========


                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           For the Six Months Ended
                                                                          --------------------------
                                                                          April 30,          May 1,
                                                                            1999              1998
                                                                          --------          --------
                                                                           (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                                       $   (101)         $    703
  Adjustments to reconcile net (loss) income to net
    cash (applied to) provided by operating activities:
      Depreciation                                                           1,149             1,094
      Amortization                                                             276               276
      Provision for doubtful accounts                                          208                30
      (Gain) loss on foreign currency translation                             (338)               24
      (Gain) loss on dispositions of property and equipment                   (129)               76
      Deferred income taxes                                                     20               (97)
      Changes in operating assets and liabilities:
        Decrease in accounts receivable                                      1,716             2,973
        Increase in inventories                                               (815)           (2,679)
        (Increase) decrease  in prepaid expenses and other assets           (1,284)               80
        Decrease in accounts payable                                        (1,379)             (680)
        Decrease in accrued expenses                                          (884)             (616)
        Increase  in customer advances                                         382             1,178
        (Decrease) increase in income taxes payable                           (219)              680
        Decrease in payable to Volt                                           (202)             (174)
                                                                          --------          --------

NET CASH (APPLIED TO) PROVIDED BY
   OPERATING ACTIVITIES                                                     (1,600)            2,868
                                                                          --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from disposal of property and equipment                            --               145
    Purchases of property and equipment                                       (850)             (778)
                                                                          --------          --------

NET CASH APPLIED TO INVESTING ACTIVITIES                                      (850)             (633)
                                                                          --------          --------

  Effect of exchange rate changes on cash                                      580               172
                                                                          --------          --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (1,870)            2,407

Cash and cash equivalents, beginning of period                              11,871             9,452
                                                                          --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 10,001          $ 11,859
                                                                          ========          ========


SUPPLEMENTAL CASH TRANSACTIONS Cash paid during the period:
    Interest expense                                                      $     --          $      3
    Income tax                                                            $    262          $    258

                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at April 30, 1999 and results of operations for the three months and six months ended April 30, 1999 and May 1, 1998, and cash flows for the six months ended April 30, 1999 and May 1, 1998. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 30, 1998. Except as described in Notes H and I below, the accounting policies used in preparing these financial statements are the same as those described in that Report. The Company's fiscal year ends on the Friday nearest October 31 and its fiscal quarters end on the Friday nearest the last day of January, April and July.

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

NOTE C--INVENTORIES

Inventories consist of:

                                                   April 30,     October 30,
                                                      1999           1998
                                                  ------------  ------------
                                                    (Dollars in thousands)
  Service parts                                   $     1,346   $     1,818
  Materials                                             5,743         5,671
  Work-in-process                                       2,868         2,713
  Finished goods                                        2,168         1,108
                                                  ------------  ------------
                                                  $    12,125   $    11,310
                                                  ============  ============

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (Unaudited)

NOTE D--INCOME TAXES

Income taxes are provided using the liability method. Significant components of the income tax provision (benefit) attributable to operations are as follows:


                                          For the Three Months Ended    For the Six Months Ended
                                          --------------------------    ------------------------
                                           April 30,        May 1,       April 30,        May 1,
                                             1999           1998           1999            1998
                                           ---------       -------       ---------       --------
                                                          (Dollars in thousands)

Current Taxes:
  Federal                                    $  13          $ 446          $  70          $ 464
  State and local                               18             70             52             80
  Foreign                                     (177)           213           (230)            44
                                             -----          -----          -----          -----
    Total current                             (146)           729           (108)           588
                                             -----          -----          -----          -----
Deferred Taxes:
  Federal                                       57           (216)            46            (77)
  State and local                              (20)           (32)           (26)           (20)
  Foreign                                       --             --             --             --
                                             -----          -----          -----          -----
    Total deferred                              37           (248)            20            (97)
                                             -----          -----          -----          -----

Total income tax (benefit) provision         $(109)         $ 481          $ (88)         $ 491
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

NOTE E--CHARGES FROM VOLT

Volt incurs certain costs on behalf of the Company which are reflected in the results of operations. In addition, during the six months ended April 30, 1999 and May 1, 1998, the Company incurred $18,000 in legal fees payable to Volt under a $3,000 per month retainer arrangement that provides the Company access to Volt's in-house legal staff.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (Unaudited)


NOTE F--RELATED PARTY TRANSACTIONS

A three-year lease, commencing on the effective date of the mergers, was entered into between the Company, as lessee, and a wholly-owned subsidiary of Volt, as lessor, for space previously occupied by Autologic as its headquarters and manufacturing facility in Thousand Oaks, California. During the six months ended April 30, 1999 and May 1, 1998, the Company paid rent to Volt of $388,000 and $395,000 respectively. Pursuant to the terms of the lease, as amended in December 1996, the Company's Board of Directors established a new rental rate based on prevailing rates in the general area, which resulted in a slight decrease in rent. The lease also provides for the Company to pay all real estate taxes, insurance, utilities and repairs related to the facility. The Company is currently negotiating a renewal of the lease, and the Company and the Landlord have continued to operate under the terms of the lease since its expiration on January 28, 1999.


NOTE G--PER SHARE DATA

The Company calculates per share data in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." (SFAS No. 128). Under SFAS No. 128 earnings per share data is calculated for basic and diluted earnings per share. Basic earnings per share excludes dilutive securities including stock options, and is calculated using the weighted average common shares outstanding for the period. Diluted earnings per share reflects the dilution to earnings that would occur if stock options and other dilutive securities resulted in the issuance of common stock. Substantially all common stock equivalent shares from stock options (341,500 and 189,500 in 1999 and 1998, respectively) have been excluded from the computation of diluted earnings per share because the effect would be antidilutive, since the option price was greater than the average for the quarters.



NOTE H--SOFTWARE REVENUE RECOGNITION

In October 1997, the American Institute of Certified Public Accountants issued SOP 97-2, "Software Revenue Recognition," as amended for SOP 98-4 and SOP 98-9, which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and has superseded SOP 91-1. The Company has adopted the provisions of SOP 97-2 to transactions entered into during fiscal 1999. The adoption of this guidance has not had a material impact on the Company's financial condition or results of operations because the Company's revenue recognition policies complied with the provisions of SOP 97-2 prior to adoption.


NOTE I--EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

During 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity for any of the reported periods.

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

Results of Operations

Three months ended April 30, 1999 compared to three months ended May 1, 1998

Revenues in the three months ended April 30, 1999 decreased by $2,980,000, or 13.2%, consisting of a decrease of $2,914,000, or 18.3%, in sales of systems and equipment and a decrease of $66,000, or 1.0%, in customer service and support sales. The decrease in systems and equipment sales was due primarily to the international operations, mainly Latin America, Europe and the Pacific Rim. Total international sales (shipments to customers located outside the United States) were 37.7% of total net sales for the three-month period ended April 30, 1999, compared to 48.2% for the comparable period in the prior year. The lower sales in Latin America and the Pacific Rim were the result of the economic problems, which may continue to impair sales in these regions until the Latin American and Pacific Rim currencies strengthen. Lower sales in Europe were the result of customers shifting to the Company's Computer-to-Plate (CTP) product line at a more cautious pace than purchases of the 3850 film imager last year. Customer service and support sales decreased due primarily to a decline in Europe, where several old proprietary contracts expired and were replaced with lower revenue contracts.

Gross margins decreased .4 percentage points (from 38.3% to 37.9%) due to lower gross margins on systems and equipment and customer service and support. Systems and equipment gross margins increased by 1.8 percentage points (from 44.7% to 46.5%) due primarily to the sale of a greater proportion of higher margin products. Customer service and support margins decreased by 2.3 percentage points (from 23.1% to 20.8%) due primarily to the expiration of several high margin proprietary contracts in Europe during the quarter.

Operating expenses increased by $201,000 from $7,283,000 in the second quarter of 1998 to $7,484,000 in the second quarter of 1999 due primarily to development costs associated with the Company's new Computer-to-Plate (CTP) product. Operating expense expressed as a percentage of sales increased by 5.9 percentage points (from 32.3% to 38.2%) due to lower sales and slightly higher costs due to the CTP development.

The $10,000 decrease in interest income is due to a lower average (over the three-month period) interest rate in the second quarter of 1999 than in the comparable period in the prior year.

A foreign exchange loss of $30,000 was realized in the second quarter of 1999 compared to a loss in the same period in 1998 of $124,000. The loss in both periods was due to unfavorable currency movements in the European currency markets. To reduce the potential impact from foreign currency changes on the Company's foreign currency receivables and firm commitments, foreign currency options are purchased.

The Company's effective benefit tax rate is 45.4% for the three months ended April 30, 1999 compared to a tax provision rate of 41.1% for the comparable period in the prior year. The benefit rate in fiscal 1999 is higher than the tax provision rate in fiscal 1998 due to higher foreign income tax rates.

Six months ended April 30, 1999 compared to six months ended May 1, 1998

Revenues in the six months ended April 30, 1999 decreased by $2,226,000, or 5.5%, consisting of a decrease of $2,249,000, or 8.0%, in sales of systems and equipment partially offset by an increase of $23,000, or .2%, in customer service and support sales. The decrease in systems and equipment sales was due primarily to the international operations in Latin America, Europe and the Pacific Rim. Total international sales (shipments to customers located outside the United States) were 40.9% of total net sales for the six-month period ended April 30, 1999, compared to 47.7% for the comparable period in the prior year. The lower sales in Latin America and the Pacific Rim were the result of the economic problems which may continue to impair sales in these regions until Latin American and Pacific Rim currencies strengthen. Lower sales in Europe were the result of customers shifting to the Company's new Computer-to-Plate (CTP) product line at a more cautious pace than purchases of the 3850 film imager last year. Customer service and support sales increased slightly due to an increase in new domestic customer service contracts offset by a decline in Europe, where several old proprietary contracts expired and were replaced with lower revenue contracts.

Gross margins decreased 1.7 percentage points (from 40.2% to 38.5%) due to lower gross margins on systems and equipment. Systems and equipment gross margins decreased by 1.7 percentage points (from 47.9% to 46.2%) due primarily to the sale of a greater proportion of lower margin products and competitive pricing pressures. Sales in fiscal 1999 of equipment introduced within the last three years comprised approximately 90% of equipment sales. Customer service and support margins were 23.0% in both fiscal 1999 and 1998.

Operating expenses increased by $286,000 from $14,377,000 in fiscal 1998 to $14,663,000 in fiscal 1999 due primarily to development costs associated with the Company's new Computer-to-Plate (CTP) product. Operating expense expressed as a percentage of sales increased by 2.8 percentage points (from 35.4% to 38.2%) due to lower sales and slightly higher costs due to the CTP development.

The $10,000 increase in interest income is due to a higher average (over the six-month period) cash balance in fiscal 1999 than in the comparable period in the prior year.

A foreign exchange loss of $79,000 was realized in fiscal 1999 compared to a loss in the same period in 1998 of $570,000. The loss in both years was due to unfavorable currency movements in the European currency markets. To reduce the potential impact from foreign currency changes on the Company's foreign currency receivables and firm commitments, foreign currency options are purchased.

The Company's effective benefit tax rate was 46.6% for the six months ended April 30, 1999 compared to a tax provision rate of 41.1% for the comparable period in the prior year. The benefit rate in fiscal 1999 is higher than the tax provision rate in fiscal 1998 due to higher foreign income tax rates.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued


Liquidity and Capital Resources

During the six months of fiscal 1999, operating activities used $1,600,000 of cash resulting primarily from a net loss of $101,000 and uses of cash from operating assets and liabilities of $2,685,000 partially offset by non-cash charges included in the net loss for the period of $1,186,000.

Changes in operating assets and liabilities used $2,685,000 in cash, net. Cash was provided by a decrease in receivables of $1,716,000 and an increase in customer advances of $382,000. Cash was used to increase inventories $815,000, increase prepaid expenses and other assets $1,284,000 and to decrease accounts payable $1,379,000, accrued expenses $884,000, income taxes payable $219,000 and payable to Volt $202,000.

The non-cash charges consisted of depreciation of $1,149,000, amortization of $276,000, provision for doubtful accounts of $208,000 and deferred income tax of $20,000 partially offset by a loss on foreign currency translation of $338,000 and losses on dispositions of property and equipment of $129,000.

Investing activities used cash of $850,000 for the purchase of property and equipment.

As a result of the foregoing, during the six months ended April 30, 1999, cash and cash equivalents decreased by $1,870,000. The Company's working capital as of April 30, 1999 was $30,149,000, which includes $10,001,000 in cash and cash equivalents. These resources are anticipated to be sufficient to meet the Company's liquidity and capital needs in the normal course of business.

The Company has a liability for restructuring costs incurred prior to the mergers in the amount of $256,000 at April 30, 1999. The accrued amount provides for the estimated costs related to closing certain facilities of Triple-I. The liability is being funded through operating cash flows and is expected to be paid in its entirety in fiscal 1999.

Year 2000 Compliance

The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations, causing disruptions in operations.

        aii's STATE OF READINESS. The Company is affected in the processing of data relating to the Year 2000 and beyond by 1) its own internal computer information systems, 2) by third parties with which it has business relationships and 3) both its current and discontinued products, which are in production usage at customer sites. The Company has undertaken various initiatives intended to ensure that its computer equipment and software (both internally and throughout its produce line) will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems. Non-IT systems refers to other miscellaneous systems, not thought of as IT systems, such as alarm systems, fax machines, etc. Both IT and non-IT systems may contain embedded technology, which complicates the Company's Year 2000 identification, assessment, remediation and testing efforts. The Company currently anticipates that its Year 2000 efforts, which began in January of 1997, will be completed by the end of the Company's fourth quarter. The following table sets forth the percentage of completion of the Company's Year 2000 initiatives, as well as the Company's progress and anticipated completion dates, as of April 30, 1999:

                                                        Time             Percent
Year 2000 Initiatives                                  Table             Complete
---------------------                                  -----             --------

Internal Systems:
     Initial IT system identification               1/97 - 10/98           100%
     Initial IT system assessment                   1/97 - 10/98           100%
     Remediation and testing central system         1/97 - 5/98            100%
     Conversion of desktop PCs                      1/97 - 10/99            80%
     Identification regarding non-IT  issues        1/97 - 5/98            100%
     Assessment  regarding  non-IT issues           1/97 - 10/99            85%

Product Line:
     Initial IT system identification               1/97 -  1/98           100%
     Initial IT system assessment                   10/97 - 6/98           100%
     Remediation and testing                        1/97 -  5/99           100%

        INFORMATION TECHNOLOGY (IT). In a corporate-wide Year 2000 readiness analysis completed in 1997, individual business units were required to formally develop a plan to achieve Year 2000 compliance. Each plan consisted of an evaluation of the compliance status of internal IT systems and an identification of specific hardware and software compliance issues.

        The readiness target date for all business units was December 31, 1998. All business units have completed their reviews and have replaced or modified applications found to be non-compliant.

        AII has a number of network-connected desktop PCs which are not compliant. An upgrade program is in place and is expected to be completed by August 1999 at an estimated cost of $75,000 for testing and replacement.

        NON-IT. With respect to non-IT issues, a project coordinator is working with the Company's facilities management to ensure premises issues are addressed in Company owned and leased properties in the United States. Outside of the U.S., local division managers have been instructed to address this issue.

        The Company has some risk on a location by location basis related to the possible failure of government agencies, public utilities and providers of telecommunication and transportation services. Due to the Company's dispersion of facilities, the largest concentrated risks in this regard are in Thousand Oaks, California and Boston, Massachusetts.

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

        During 1998 and 1999, compliance questionnaires were sent to all major suppliers and other third parties with whom the Company does business. As of April 30, 1999, 99% of major domestic suppliers have responded with 93% responding they are compliant and 6% in the process of becoming Year 2000 complaint. Those that have not replied have been replaced with compliant sources. In addition, compliance questionnaires were also sent to other third parties the Company does business with, such as financial institutions, telecommunications and insurance companies. Of those third parties, response rate of close to 80% has been achieved, with approximately 72% of respondents indicating they are Year 2000 complaint and the remaining indicating that they are in the process of becoming compliant with a deadline of no later than mid-1999. Outside of the United States, local division managers have been instructed to address major suppliers and other third parties. However, the Company has no means of ensuring that such third parties will be Year 2000 ready. The inability of third parties to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by third parties is not determinable.

        COSTS TO ADDRESS aii's YEAR 2000 ISSUES. The Company's Year 2000 incurred and future remediation costs for all business units are projected to be approximately $840,700 in the aggregate. At this time, the Company's actual and estimated future costs for internal systems and its product lines are as follows:

                                 Costs incurred         Estimated             Total
                                 through 4/30/99       Future Costs           Costs
                                 ---------------       ------------           -----
    Internal Systems:
        Hardware                   $  91,400            $  74,500            $165,900
        Software                     403,900              103,500             507,400
                                    --------             --------            --------
        Total                        495,300              178,000             673,300
    Product Line:
        Hardware                   $  36,500            $   4,000            $ 40,500
        Software                     102,900               24,000             126,900
                                    --------             --------            --------
        Total                        139,400               28,000             167,400

    Total Company                   $634,700             $206,000            $840,700
                                    ========             ========            ========

        Included in the actual costs through April 30, 1999 under Internal Systems - Software is the cost of a new corporate business system of $345,000 which was installed during fiscal years 1996 and 1997 and which has been capitalized. In addition to addressing Year 2000 issues, the business system was installed to streamline the Company's operations and provide better management information. Except for hardware costs, all other costs are being expensed as incurred.

        RISKS OF THE COMPANY'S YEAR 2000 ISSUES. The Company's management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In addition, disruption in the economy in general resulting from Year 2000 issues and the failure of third parties, over whom the Company has no control, to become timely Year 2000 compliant could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. All Company internal systems are currently Year 2000 compliant except for a number of network-connected PCs previously mentioned. In addition, the Company has thoroughly reviewed its product line to assist its customers with the Year 2000 issue. The Company believes that its current products are Year 2000 compliant and no additional costs or expenses are anticipated under warranties or to service such products except for the development of certain testing hardware and computer software (which it presently estimates will cost approximately $167,400 to develop). The Company believes that a majority of its discontinued products are also Year 2000 compliant. However, certain of its older products, the sale for which were discontinued several years ago, may not be Year 2000 compliant. The Company believes such products are not under warranty and the Company has not been renewing its one-year service contracts as they relate to these older products or products of others that it services which are not Year 2000 compliant. In most cases, the Company offers a new, Year 2000 compliant product which can be purchased as a replacement for the older product that is not Year 2000 compliant, along with annual maintenance agreements.

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

ITEM 3--QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates and derivative financial instruments. To reduce the potential impact from foreign currency changes on the Company's foreign currency receivables and firm commitments, foreign currency options are purchased.

AII maintains a portfolio of highly liquid cash equivalents maturing in three months or less from the date of purchase. Given the short-term nature of these investments, and that the Company has no borrowings outstanding, the Company is not subject to significant principal risk. However, the Company's yield return on future short-term investments could be affected at the time of reinvestment as a result of intervening events. The Company presently has no borrowings and, accordingly, does not purchase interest rate swaps or other instruments to hedge against interest rate fluctuations.

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



ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 1999 Annual Meeting of Shareholders held on April 14, 1999, stockholders:

(a) Elected the following to serve as directors of the Company to serve until the 2000 Annual Meeting of the Stockholders, by the following votes:

                                       For             Votes Withheld
                                       ---             --------------
Leroy M. Bell                       5,434,175             12,183

Dennis D. Doolittle                 5,434,233             12,125

Alden L. Edwards                    5,431,933             14,425

EuGene L. Falk                      5,431,333             15,025

James J. Groberg                    5,433,333             13,025

Paul H. McGarrell                   5,433,333             13,025

Jerome Shaw                         5,433,323             13,035

William Shaw                        5,433,333             13,025


(b) Ratified the action of the Board of Directors in appointing Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending October 29, 1999 by the following vote:

For:     5,443,457       Against:     426        Abstain:     2,475

                           PART II - OTHER INFORMATION

ITEM 5--EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        15     Independent Accountants' Report on Review of Interim
               Financial Information from Ernst & Young LLP

        27     Financial Data Schedule

(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed during the quarter ended April 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AUTOLOGIC INFORMATION INTERNATIONAL, INC.


Dated:  Thousand Oaks, California
       June 11, 1999
                                       BY: /s/Anthony F. Marrelli
                                           -------------------------------------
                                           Anthony F. Marrelli
                                           Vice President and Chief
                                           Financial Officer

Exhibit Index

Exhibit    Description

15         Independent Accountants' Report on Review of Interim Financial
           Information from Ernst & Young LLP

27         Financial Data Schedule
