Form 10-Q
period 1999-07-30
AUTOLOGIC INFORMATION INTERNATIONAL INC
filed 1999-09-10
CIK 1003477

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee Required) For the quarter ended July 30, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding as of September 3, 1999 was 5,787,970.

                         PART I - FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              July 30,        October 30,
                                                                1999             1998
                                                             ---------        -----------
                                                            (Unaudited)
ASSETS                                                          (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents                                  $  11,001         $  11,871
  Accounts receivable less allowance for doubtful
    accounts of $1,336 (1999) and $1,844 (1998)                 14,610            17,928
  Inventories-See Note C                                        10,718            11,310
  Deferred income tax benefit-See Note D                         3,835             3,829
  Prepaid expenses and other assets                              1,612             1,354
                                                             ---------         ---------
        Total current assets                                    41,776            46,292

PROPERTY AND EQUIPMENT, at cost net of
  accumulated depreciation and amortization
  of $7,698 (1999) and $6,086 (1998)                             5,610             5,827

DEFERRED INCOME TAX BENEFIT-See Note D                           2,823             2,823

EXCESS OF PURCHASE PRICE OVER NET ASSETS
  ACQUIRED, net of amortization of $1,930 (1999)
  and $1,516 (1998)-See Note B                                     823             1,237

OTHER ASSETS                                                       485                75
                                                             ---------         ---------

                                                             $  51,517         $  56,254
                                                             =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                           $   2,458         $   4,877
  Payable to Volt-See Notes E and F                                147               202
  Accrued payroll and related liabilities                        3,078             3,914
  Accrued expenses                                               1,852             1,458
  Accrued restructuring costs                                      129             1,014
  Customer advances                                              5,475             4,501
  Income taxes payable                                              --               356
                                                             ---------         ---------
        Total current liabilities                               13,139            16,322

STOCKHOLDERS' EQUITY-See Notes B and G
  Preferred stock, par value $0.01
    Authorized-1,000,000 shares; issued - none                      --                --
  Common stock, par value $0.01
    Authorized - 12,000,000 shares; issued and
        outstanding 5,787,970 shares in 1999 and 1998               58                58
  Paid-in capital                                              112,620           112,620
  Accumulated deficit                                          (74,300)          (72,746)
                                                             ---------         ---------
                                                                38,378            39,932
                                                             ---------         ---------
                                                             $  51,517         $  56,254
                                                             =========         =========



                             See accompanying notes.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                       For the Three Months Ended         For the Nine Months Ended
                                                       --------------------------         -------------------------
                                                        July 30,         July 31,         July 30,         July 31,
                                                          1999             1998             1999             1998
                                                        --------         --------         --------         --------
                                                              (Dollars in thousands, except per share amounts)
REVENUES
  Systems and equipment                                 $ 10,349         $ 15,699         $ 36,088         $ 44,546
  Customer service and support                             6,231            6,567           18,856           18,310
                                                        --------         --------         --------         --------
                                                          16,580           22,266           54,944           62,856
                                                        --------         --------         --------         --------

OPERATING COSTS AND EXPENSES
  Cost of systems and equipment                            5,798            8,875           19,658           24,093
  Cost of customer service and support                     4,571            4,188           14,294           13,244
                                                        --------         --------         --------         --------
    Gross margin                                           6,211            9,203           20,992           25,519

  Operating expenses                                       7,807            7,593           22,470           21,970
  Charges from Volt-See Note E and F
    Rent                                                     194              194              582              589
    General and administrative                                 9                9               27               27
                                                        --------         --------         --------         --------
OPERATING (LOSS) INCOME                                   (1,799)           1,407           (2,087)           2,933
                                                        --------         --------         --------         --------

OTHER INCOME (EXPENSE)
  Interest income                                            102              140              340              368
  Foreign exchange loss                                     (123)            (132)            (202)            (702)
  Other, net                                                  15              (32)             (45)             (22)
                                                        --------         --------         --------         --------
                                                              (6)             (24)              93             (356)
                                                        --------         --------         --------         --------

(LOSS) INCOME FROM OPERATIONS
BEFORE INCOME TAXES                                       (1,805)           1,383           (1,994)           2,577

INCOME TAX BENEFIT (PROVISION)-See Note D                    352             (673)             440           (1,164)
                                                        --------         --------         --------         --------

NET (LOSS) INCOME                                       $ (1,453)        $    710         $ (1,554)        $  1,413
                                                        ========         ========         ========         ========

BASIC AND DILUTED (LOSS) EARNINGS
    PER SHARE-See Note G                                $  (0.25)        $   0.12         $  (0.27)        $   0.24
                                                        ========         ========         ========         ========

Average number of shares outstanding - Basic               5,788            5,788            5,788            5,788
                                                        ========         ========         ========         ========

Average number of shares outstanding - Diluted             5,788            5,789            5,788            5,789
                                                        ========         ========         ========         ========



                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                         Common Stock
                                                       $0.01 Par Value
                                                  --------------------------         Paid-In        Accumulated
                                                   Shares           Amount           Capital          Deficit
                                                  ---------        ---------        ---------       -----------
                                                                              (Dollars in thousands)
Balance at October 30, 1998                       5,787,970        $      58        $ 112,620        $ (72,746)
  Net loss for the nine months (unaudited)               --               --               --           (1,554)
                                                  ---------        ---------        ---------        ---------
Balance at July 30, 1999 (unaudited)              5,787,970        $      58        $ 112,620        $ (74,300)
                                                  =========        =========        =========        =========



                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         For the Nine Months Ended
                                                                         -------------------------
                                                                         July 30,         July 31,
                                                                           1999             1998
                                                                         --------         --------
                                                                           (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                                      $ (1,554)        $  1,413
  Adjustments to reconcile net (loss) income to net
    cash provided by operating activities:
      Depreciation                                                          1,684            1,649
      Amortization                                                            414              414
      Provision for doubtful accounts                                         244              328
      (Gain) loss on foreign currency translation                            (251)             234
      (Gain) loss on dispositions of property and equipment                   (19)             101
      Deferred income taxes                                                    (6)              17
      Changes in operating assets and liabilities:
        Decrease in accounts receivable                                     2,736               95
        Decrease (increase) in inventories                                    592           (2,946)
        (Increase) decrease  in prepaid expenses and other assets            (669)             426
        Decrease in accounts payable                                       (2,155)          (1,411)
        Decrease in accrued expenses                                       (1,555)            (211)
        Increase  in customer advances                                      1,091            2,084
        (Decrease) increase in income taxes payable                          (356)             872
        Decrease in payable to Volt                                           (55)             (81)
                                                                         --------         --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                     141            2,984
                                                                         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from disposal of property and equipment                           --              145
    Purchases of property and equipment                                    (1,448)          (1,326)
                                                                         --------         --------

NET CASH APPLIED TO INVESTING ACTIVITIES                                   (1,448)          (1,181)
                                                                         --------         --------
  Effect of exchange rate changes on cash                                     437               10
                                                                         --------         --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (870)           1,813

Cash and cash equivalents, beginning of period                             11,871            9,452
                                                                         --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 11,001         $ 11,265
                                                                         ========         ========

SUPPLEMENTAL CASH TRANSACTIONS
  Cash paid during the period:
    Interest expense                                                     $     --         $     11
    Income tax                                                           $    482         $     51



                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at July 30, 1999 and results of operations for the three months and nine months ended July 30, 1999 and July 31, 1998, and cash flows for the nine months ended July 30, 1999 and July 31, 1998. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

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

Certain reclassifications have been made to the condensed consolidated financial statements for the three-month and nine-month periods ended July 31, 1998 to conform to the presentation for the similar periods in 1999.

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

NOTE C--INVENTORIES

Inventories consist of:

                                 July 30,     October 30,
                                   1999           1998
                                 -------      -----------
                                 (Dollars in thousands)
Service parts                    $ 1,176        $ 1,818
Materials                          4,992          5,671
Work-in-process                    2,886          2,713
Finished goods                     1,664          1,108
                                 -------        -------
                                 $10,718        $11,310
                                 =======        =======

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (Unaudited)

NOTE D--INCOME TAXES

Income taxes are provided using the liability method. Significant components of the income tax provision (benefit) attributable to operations are as follows:

                                           For the Three Months Ended     For the Nine Months Ended
                                           --------------------------     -------------------------
                                            July 30,        July 31,       July 30,        July 31,
                                              1999            1998           1999            1998
                                            --------        --------       --------        --------
                                                             (Dollars in thousands)
Current Taxes:
  Federal                                   $  (516)        $   696         $  (446)        $ 1,160
  State and local                               (49)             87               3             167
  Foreign                                       239            (224)              9            (180)
                                            -------         -------         -------         -------
    Total current                              (326)            559            (434)          1,147
                                            -------         -------         -------         -------
Deferred Taxes:
  Federal                                       (18)            106              28              29
  State and local                                (8)              8             (34)            (12)
  Foreign                                        --              --              --              --
                                            -------         -------         -------         -------
    Total deferred                              (26)            114              (6)             17
                                            -------         -------         -------         -------

Total income tax (benefit) provision        $  (352)        $   673         $  (440)        $ 1,164
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

NOTE E--CHARGES FROM VOLT

Volt incurs certain costs on behalf of the Company which are reflected in the results of operations. In addition, during the nine months ended July 30, 1999 and July 31, 1998, the Company incurred $27,000 in legal fees payable to Volt under a $3,000 per month retainer arrangement that provides the Company access to Volt's in-house legal staff.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (Unaudited)

NOTE F--RELATED PARTY TRANSACTIONS

A three-year lease, commencing on the effective date of the mergers, was entered into between the Company, as lessee, and a wholly-owned subsidiary of Volt, as lessor, for space previously occupied by Autologic as its headquarters and manufacturing facility in Thousand Oaks, California. Pursuant to the terms of the lease, as amended in December 1996, the Company's Board of Directors established a new rental rate based on prevailing rates in the general area, which resulted in a slight decrease in rent. The lease also provides for the Company to pay all real estate taxes, insurance, utilities and repairs related to the facility. The Company is currently negotiating a renewal of the lease, and the Company and the Landlord have continued to operate under the terms of the lease since its expiration on January 28, 1999. During the nine months ended July 30, 1999 and July 31, 1998, the Company paid rent to Volt of $582,000 and $589,000 respectively.

NOTE G--PER SHARE DATA

The Company calculates per share data in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." (SFAS No. 128). Under SFAS No. 128 earnings per share data is calculated for basic and diluted earnings per share. Basic earnings per share excludes dilutive securities including stock options, and is calculated using the weighted average common shares outstanding for the period. Diluted earnings per share reflects the dilution to earnings that would occur if stock options and other dilutive securities resulted in the issuance of common stock. Substantially all common stock equivalent shares from stock options (331,500 and 187,000 in 1999 and 1998, respectively) have been excluded from the computation of diluted earnings per share because the effect would be antidilutive, since the option prices were greater than the average market prices of the Company's common stock during the quarters and, in the 1999 periods, due to the loss sustained.

NOTE H--SOFTWARE REVENUE RECOGNITION

In October 1997, the American Institute of Certified Public Accountants issued SOP 97-2, "Software Revenue Recognition," as amended for SOP 98-4 and SOP 98-9, which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions and has superseded SOP 91-1. The Company has adopted the provisions of SOP 97-2 to transactions entered into during fiscal 1999. The adoption of this guidance had no impact on the Company's financial condition or results of operations because the Company's revenue recognition policies complied with the provisions of SOP 97-2 prior to adoption.

NOTE I--EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

During 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity for any of the reported periods.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In order to keep investors informed of the Company's future plans and objectives, this Report (and other reports and statements issued by the Company and its officers from time to time) contains certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements". The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes it is in the best interests of investors to take advantage of the "safe harbor" provisions of that Act. Although the Company believes that its expectations are based on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance, and achievements to differ materially from those described or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, general economic and business conditions in the United States and in the overseas markets where the Company distributes products, including the impact of the major economic problems in Asia and Latin America; the impact of a strengthening dollar on international prices; the Company's ability to successfully expand its market base beyond its traditional newspaper market; potential changes in customer spending and purchasing policies and practices; the continuing availability of components, sub-assemblies, parts and end items, and dependence on third parties for some components; risks inherent in new product introductions, such as start-up delays and uncertainty of customer acceptance; the Company's ability to maintain superior technological capability; the Company's ability to foresee changes and to identify, develop and commercialize innovative and competitive products and systems in a timely and cost effective manner and achieve customer acceptance, in markets characterized by rapidly changing technology and frequent new product introductions; the Company's ability to meet competition in its highly competitive markets with minimal impact on prices and margins; the Company's ability to attract and retain certain classifications of technologically qualified personnel, particularly in the areas of research and development and customer service; the Company's ability, and the ability of certain of its customers and suppliers and others, to successfully and timely complete their Year 2000 compliance programs; and the impact of the introduction of the Euro currency.

Results of Operations

Three months ended July 30, 1999 compared to three months ended July 31, 1998

Revenues in the three months ended July 30, 1999 decreased by $5,686,000 or 25.5%, consisting of decreases of $5,350,000 or 34.1%, in sales of systems and equipment and $336,000, or 5.1%, in customer service and support sales. The decrease in systems and equipment sales was due to a decline in domestic and Latin American sales and lower sales of the Company's Laser Cinema Recorder
(LCR). The decline in domestic sales is due primarily to the Year 2000. In fiscal year 1998 many customers increased their purchases of new systems in anticipation of the Year 2000. In fiscal 1999, customers who have replaced and tested their systems are deferring new purchases until after December 31, 1999. The lower sales in Latin America was the result of the economic problems which may continue to impact sales until the foreign currencies strengthen. The decline in LCR sales is due primarily to competition and a general softness in the market. Customer service and support sales decreased primarily domestically as older, proprietary, full service contracts have been replaced with new systems (due to the Year 2000) that require less maintenance and as a result generate lower service and support revenue.

Gross margins decreased 3.8 percentage points from 41.3% to 37.5% due primarily to lower customer service and support margins offset by a slight increase in margin on systems and equipment. Customer support and service margins decreased by 9.6 percentage points from 36.2% to 26.6% due primarily to lower sales and a higher level of warranty costs. Systems and equipment margins increased .5 percentage points from 43.5% to 44.0% due to slightly lower manufacturing costs.

Operating expenses increased by $214,000 from $7,593,000 in the third quarter of 1998 to $7,807,000 in the third quarter of 1999 due primarily to development costs associated with the Company's new Computer-to-Plate (CTP) product. Operating expense expressed as a percentage of sales increased by 13.0 percentage points (from 34.1% to 47.1%) due to lower sales and higher development costs due to the CTP and wide versions of the CTP and film imager.

The decrease in interest income is due to a lower average (over the three-month period) cash balance in the third quarter of 1999 than in the comparable period in the prior year.

A foreign exchange loss of $123,000 was realized in the third quarter of 1999 compared to a loss in the same period in 1998 of $132,000. The loss in both periods was due to unfavorable currency movements in the European currency markets. To reduce the potential impact from foreign currency changes on the Company's foreign currency receivables and firm commitments, foreign currency options are purchased.

The Company's effective benefit tax rate was 19.5% for the three months ended July 30, 1999 compared to a tax provision rate of 48.7% for the comparable period. The benefit rate in fiscal 1999 is lower than the tax provision rate in fiscal 1998 due to foreign tax expenses, which partially offset the domestic tax benefit.

Nine months ended July 30, 1999 compared to nine months ended July 31, 1998

Revenues in the nine months ended July 30, 1999 decreased by $7,912,000 or 12.6%, consisting of a decrease of $8,458,000, or 19.0%, in sales of systems and equipment offset by an increase of $546,000, or 3.0% in customer service and support sales. The decrease in sales of systems and equipment was due to a decline in demand domestically and internationally and lower sales of the Company's Laser Cinema Recorder (LCR). The decline domestically was due principally to the Year 2000, as customers who have replaced their systems are deferring purchases until after December 31, 1999. International sales (shipments to customers located outside the United States) were 40.4% of total net sales for the nine-month period ended July 30, 1999, compared to 43.7% for the comparable period in the prior year. The lower sales in Latin America and the Pacific Rim were the result of the economic problems, which may continue to impact sales in these regions until Latin America and Pacific Rim currencies strengthen. Lower sales in Europe were the result of customers purchasing the Company's new Computer-to-Plate (CTP) product line at a slower pace than purchases of the 3850 film imager last year. The decline in LCR sales is due primarily to competition and a general softness in the market. Customer service and support sales increased primarily due to an increase in software support contracts and spare parts sales.

Gross margins decreased 2.4 percentage points (from 40.6% to 38.2%) due lower gross margins on systems and equipment and service and support revenue. Systems and equipment gross margins decreased by .4 percentage points (from 45.9% to 45.5%) due primarily to the sale of a greater proportion of lower margins products and competitive pricing pressures primarily during the first quarter of fiscal 1999. Customer service and support gross margins decreased by 3.5 percentage points (from 27.7% to 24.2%) due to higher warranty costs.

Operating expenses increased by $500,000 from $21,970,000 in fiscal 1998 to $22,470,000 in fiscal 1999 due primarily to the development costs associated with the Company's new CTP product. Operating expenses as a percentage of sales increased by 5.9 percentage points (from 35.0% to 40.9%) due to lower sales and the higher costs due to the CTP development.

The $28,000 decrease in interest income is due to a lower average (over the nine-month period) cash balance in the fiscal 1999 period than in the comparable period in the prior year.

A foreign exchange loss of $202,000 was realized in the nine months ended July 30, 1999 compared to a loss in the same period in 1998 of $702,000. The loss in both periods was due to unfavorable currency movements in the European currency markets. To reduce the potential impact from foreign currency changes on the Company's foreign currency receivables and firm commitments, foreign currency options are purchased.

The Company's effective tax benefit rate was 22.1% for the nine months ended July 30, 1999 compared to a tax provision rate of 45.2% for the comparable period in the prior year. The benefit rate in fiscal 1999 is lower than the tax provision rate in fiscal 1998 due to foreign tax expenses, which partially offset the domestic tax benefit.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Liquidity and Capital Resources

During the nine months of fiscal 1999, operating activities provided $141,000 of cash resulting primarily from non-cash charges of $2,066,000, partially offset by the net loss for the period of $1,554,000 and changes in operating assets and liabilities of ($371,000).

The non-cash charges consisted of depreciation of $1,684,000, amortization of $414,000, and a provision for doubtful accounts of $244,000, partially offset by a gain on foreign currency translation of $251,000, gains on dispositions of property and equipment of $19,000 and deferred income taxes of $6,000.

Changes in operating assets and liabilities used $371,000 in cash, net. Cash was provided by a decrease in receivables of $2,736,000 and inventories of $592,000 and an increase in customer advances of $1,091,000. Cash was used to increase prepaid expenses and other assets $669,000 and to decrease accounts payable by $2,155,000, accrued expenses by $1,555,000, income taxes payable by $356,000 and payable to Volt by $55,000.

Investing activities used cash of $1,448,000 for the purchase of property and equipment.

As a result of the foregoing, during the nine months ended July 30, 1999, cash and cash equivalents decreased by $870,000. The Company's working capital as of July 30, 1999 was $28,637,000, which includes $11,001,000 in cash and cash equivalents. These resources are anticipated to be sufficient to meet the Company's liquidity and capital needs in the normal course of business.

The Company has a liability for restructuring costs incurred prior to the mergers in the amount of $129,000 at July 30, 1999. The accrued amount provides for the estimated costs related to closing certain facilities of Triple-I. The liability is being funded through operating cash flows and is expected to be paid in its entirety in fiscal 1999.

Year 2000 Compliance

The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations, causing disruptions in operations.

        AII's STATE OF READINESS. The Company is affected in the processing of data relating to the Year 2000 and beyond by 1) its own internal computer information systems, 2) by third parties with which it has business relationships and 3) both its current and discontinued products, which are in production usage at customer sites. The Company has undertaken various initiatives intended to ensure that its computer equipment and software (both internally and throughout its produce line) will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology ("IT") systems. Non-IT systems refers to other miscellaneous systems, not thought of as IT systems, such as alarm systems, fax machines, etc. Both IT and non-IT systems may contain embedded technology, which complicates the Company's Year 2000 identification, assessment, remediation and testing efforts. The Company currently anticipates that its Year 2000 efforts, which began in January of 1997, will be completed by the end of the Company's fourth quarter. The following table sets forth the approximate percentage of completion of the Company's Year 2000 initiatives, as well as the Company's progress and anticipated completion dates, as of July 30, 1999:

                                                            Time               Approximate Percent
         Year 2000 Initiatives                             Table                     Complete
         ---------------------                             -----               -------------------
         Internal Systems:
             Initial IT system identification            1/97 - 10/98                 100%
             Initial IT system assessment                1/97 - 10/98                 100%
             Remediation and testing central system      1/97 -  5/98                 100%
             Conversion of desktop PCs                   1/97 - 10/99                  90%
             Identification regarding non-IT issues      1/97 -  5/98                 100%
             Assessment regarding non-IT issues          1/97 - 10/99                  90%

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

        AII has a number of network-connected desktop PCs which are not compliant. An upgrade program is in place and is expected to be completed by October 1999 at an estimated cost of $75,000 for testing and replacement.

        NON-IT. With respect to non-IT issues, a project coordinator is working with the Company's facilities management to ensure premises issues are addressed in Company owned and leased properties in the United States. Outside of the U.S., local division managers have been addressing this issue.

        The Company has some risk on a location by location basis related to the possible failure of government agencies, public utilities and providers of telecommunication and transportation services. Due to the Company's dispersion of facilities, the largest concentrated risks in this regard are in Thousand Oaks, California and Boston, Massachusetts.

        COMPANY PRODUCTS. In 1997, the Company established a policy that all current products be Year 2000 compliant and that its quality assurance personnel test all new releases of software and hardware for Year 2000 compliance.

        All current product from the Company has been successfully tested for Year 2000 compliance. The Company has published and periodically updated a product compliance list. Users of old, non-compliant equipment have been notified. Users operating older revision levels of current products have been notified of the requirement to upgrade, if required.

        THIRD PARTIES. Third parties having a material relationship with the Company have Year 2000 issues to address and resolve. Such third parties include suppliers, financial institutions, governmental agencies, telecommunication and insurance carriers. An aspect of the Company's project has been to identify the third parties and contact them to seek written assurance as to the third parties' anticipation of being Year 2000 compliant. The nature of the Company's follow-up depends upon its assessment of the reason and the materiality of the effect of non-compliance by third parties on the Company.

        During 1998 and 1999, compliance questionnaires were sent to all major suppliers and other third parties with whom the Company does business. Virtually all major domestic suppliers have responded with 93% responding they are compliant and 6% in the process of becoming Year 2000 complaint. Those that have not replied have been replaced with compliant sources. In addition, compliance questionnaires were also sent to other third parties with whom the Company does business, such as financial institutions, telecommunications and insurance companies. Of those third parties, a response rate of 100% has been achieved, with approximately 76% of respondents indicating they are Year 2000 complaint and the remaining indicating that they are in the process of becoming compliant with a deadline of no later than the third quarter of 1999. Outside of the United States, local division managers have been instructed to address major suppliers and other third parties. However, the Company has no means of ensuring that such third parties will be Year 2000 ready. The inability of third parties to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by third parties is not determinable.

        COSTS TO ADDRESS AII'S YEAR 2000 ISSUES. The Company's Year 2000 incurred and future remediation costs for all business units are projected to be approximately $824,400 in the aggregate. As of July 30, 1999, the Company's actual and estimated future costs for internal systems and its product lines were as follows:

                          Costs incurred       Estimated              Total
                          through 7/30/99     Future Costs            Costs
                          ---------------     ------------           --------
Internal Systems:
    Hardware                 $113,400            $ 47,000            $160,400
    Software                  423,500              76,500             500,000
                             --------            --------            --------
    Total                     536,900             123,500             660,400
Product Line:
    Hardware                 $ 38,000            $  4,000            $ 42,000
    Software                  105,000              17,000             122,000
                             --------            --------            --------
    Total                     143,000              21,000             164,000
Total Company                $679,900            $144,500            $824,400
                             ========            ========            ========

        Included in the actual costs through July 30, 1999 under Internal Systems - Software is the cost of a new corporate business system of $345,000 which was installed during fiscal years 1996 and 1997 and which has been capitalized. In addition to addressing Year 2000 issues, the business system was installed to streamline the Company's operations and provide better management information. Except for hardware costs, all other costs are being expensed as incurred.

        RISKS OF THE COMPANY'S YEAR 2000 ISSUES. The Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In addition, disruption in the economy in general resulting from Year 2000 issues and the failure of third parties, over whom the Company has no control, to become timely Year 2000 compliant could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. All Company internal systems are currently Year 2000 compliant except for network-connected PCs previously mentioned. In addition, the Company has thoroughly reviewed its product line to assist its customers with the Year 2000 issue. The Company believes that its current products are Year 2000 compliant and no additional costs or expenses are anticipated under warranties or to service such products except for the development of certain testing hardware and computer software (which it presently estimates will cost approximately $164,000 to develop). The Company believes that a majority of its discontinued products are also Year 2000 compliant. However, certain of its older products, the sale for which were discontinued several years ago, may not be Year 2000 compliant. The Company believes such products are not under warranty and the Company has not been renewing its one-year service contracts as they relate to these older products or products of others that it services which are not Year 2000 compliant. In most cases, the Company offers a new, Year 2000 compliant product which can be purchased as a replacement for the older product that is not Year 2000 compliant, along with annual maintenance agreements.

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

Impact of the Euro

Several European countries have adopted, as of January 1, 1999, and others are expected to adopt, a Single European Currency (the "Euro") with a transition period continuing through January 1, 2002. The Company is reviewing the impact the Euro has had, and may continue to have, on its internal systems and on its competitive environment. The Company believes, based on testing and experience to date, that its internal systems are and will continue to be Euro compatible without material modification cost. Further, the Company has not experienced to date and does not expect the introduction of the Euro currency to have a material adverse impact on the Company's financial position or results of operations.

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

                           PART II - OTHER INFORMATION

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        15 Independent Accountants' Report on Review of Interim Financial Information from Ernst & Young LLP

        27      Financial Data Schedule

(b)     Reports on Form 8-K:

        No Reports on Form 8-K were filed during the quarter ended July 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AUTOLOGIC INFORMATION
                                        INTERNATIONAL, INC.

Dated: Thousand Oaks, California
       September 10, 1999

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