Form 10-K405
period 1999-10-29
AUTOLOGIC INFORMATION INTERNATIONAL INC
filed 2000-01-26
CIK 1003477

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended October 29, 1999

         Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________________ to
     _______________________

Commission File No. 0-29396

                    AUTOLOGIC INFORMATION INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                           13-385569
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

1050 Rancho Conejo Boulevard, Thousand Oaks, CA                   91320
   (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (805) 498-9611

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock ($0.01 par value)
                         ------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant as of January 14, 2000 (based on the closing price on the NASDAQ National Market on that date) was approximately $6,526,000 (based on the number of shares outstanding on that date, exclusive of all shares held beneficially by executive officers, directors and their spouses, without conceding that all such persons are "affiliates" of the Registrant, and by Registrant's 59% shareholder).

The number of shares of common stock outstanding as of January 14, 2000 was 5,787,970.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2000 Annual Meeting are incorporated by reference into Part III of this Report.

PART I

ITEM 1.  BUSINESS

Autologic Information International, Inc. and its subsidiaries (collectively "aii" or the "Company") design, develop, manufacture, assemble, integrate, market, sell and service computerized image-setting, publication systems equipment and software that automate the various pre-press production steps in the publishing process. aii believes that it is an industry leader in pre-press systems. aii's products are primarily marketed and sold to the newspaper publishing industry, the commercial printing industry and other organizations having internal publishing facilities. aii has traditionally focused its efforts on high-volume and deadline-driven customers, such as newspapers, although it also sells to niche portions of the lower-volume, less time-sensitive portion of the commercial publishing and electronic document transmission markets, where the Company's strengths can most effectively meet customers' requirements.

Forward Looking Statement Disclosure

In order to keep investors informed of the Company's future plans and objectives, this Annual Report on Form 10-K (and other reports and statements issued by the Company and its officers from time to time) contains certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements". The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes it is in the best interests of investors to take advantage of the "safe harbor" provisions of that Act. Although the Company believes that its expectations are based on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance, and achievements to differ materially from those described or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

- general economic and business conditions in the United States and in the overseas markets where the Company distributes products, including the impact of the major economic problems currently occurring in Asia and Latin America (see "Management's Discussion and Analysis of Financial Condition and Results of Operations")

- the impact of the strengthening dollars in international prices (see "Customers", below);

- the Company's ability to successfully expand its market base beyond its traditional newspaper market (see "Customers", below)

- potential changes in customer spending and purchasing policies and practices (see "Customers", below)

- the continuing availability of components, sub-assemblies, parts and end items, and dependence on third parties for some components (see "Manufacturing and Assembly", below)

- risks inherent in new product introductions, such as start-up delays, uncertainty of customer acceptance (see "Products and Services", "Customers" and "Research and Development", below)

- the Company's ability to maintain superior technological capability (see "Research and Development", below)

- the Company's ability to foresee changes and to identify, develop and commercialize innovative and competitive products and systems in a timely and cost effective manner and achieve customer acceptance in markets characterized by rapidly changing technology and frequent new product introductions (see "Research and Development", below)

- the Company's ability to meet competition in its highly competitive markets with minimal impact on prices and margins (see "Competition", below)

- the Company's ability to attract and retain certain classifications of technologically qualified personnel, particularly in the areas of research and development and customer service (see "Employees", below)

- the Company's ability to generate cash flows and obtain financing to support its operations and growth (see "Management's Discussion and Analysis of Financial Condition and Results of Operations")

- the impact of the introduction of the Euro currency (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")

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

Products and Services

aii's systems provide production solutions which consist of computers and internally produced software used for scanning images, storing and retrieving computerized text and images, rasterizing of the text and images and controlling output of those elements to various output devices, such as laser imaging systems, proofing devices, platemakers and document distribution systems used by aii's customers. The objective of these products is the production of deadline-oriented newspapers and commercial printing products. The principal imaging devices manufactured by aii are the 3850 film imager and the 3850 line of Computer-to-Plate (CTP) imagers. During fiscal 1999, the Company completed development of additional CTP imagers and the 3850 wide format film imager for the newspaper market based on the Company's existing imaging and manufacturing technology. The Company also manufactures a scanner, the APS 3750, and a variety of hardware and software interface products that enable different computers and other products to communicate and transfer information efficiently allowing the customer to use lower skill level employees. To meet the specific requirements of its customers, the Company's products can be integrated into complete systems, integrated with a customer's existing products (whether previously purchased from aii or from another vendor), or sold and used individually as "stand alone" units.

aii's systems are available in a variety of hardware and software configurations on a broad base of computer hardware platforms which allow them to be structured to meet the individual needs of members of the pre-press industry, including publishers of newspapers, telephone directories, magazines, books, directories, catalogues, yearbooks, print advertising, checks, and other quality graphic art printed products. To satisfy this diverse customer base, aii offers a wide variety of production control and imaging systems, each designed to satisfy specific speed, page size and output quality requirements, depending on the customer's requirements for final publication. These systems normally output either to film or photographic paper (both of which are then used to make printing press plates) or to the printing press plates themselves. Each component is designed with a view to accommodate future system expansion.

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

The following table shows, for the last three fiscal years, the relative percentage contribution of systems and equipment sales and of technical support and service revenues to the total revenues of aii.

                                                             For the Fiscal Year Ended
                                                       --------------------------------------
                                                       October 29,  October 30,   October 31,
                                                           1999        1998          1997
                                                           ----        ----          ----
Systems and equipment sales                                 65%          69%          67%
Technical support and service revenues                      35%          31%          33%
                                                           ---          ---          ---
                                                           100%         100%         100%
                                                           ---          ---          ---

The Company's principal products and services are:

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

COMPUTER-TO-PLATE. The Company's CTP design is based on the Company's existing 3850 film recorder technology and manufacturing capability with significant commonality with the imagers currently in full production at aii. The CTP design allows the image to be transferred directly to the printing plate versus to film then to the plate. The CTP imager addresses the needs of newspaper customers that want to eliminate the film processing step to improve deadlines, improve print quality and reduce costs. The Company believes that this CTP imaging system is a natural addition to aii's existing and future workflow offerings. During fiscal 1999, aii began delivering APS 3850 CTP imaging systems to newspaper customers in the UK and Germany. The Company expects that the demand for CTP imagers will grow over the coming years, including replacement of older equipment, accompanied by a reduction of demand for film imagesetters such as the existing 3850 film imager.

AD MANAGEMENT. The production and printing of advertisements has changed dramatically over the last several years. Third party software, networks, scanners and other open system products have revolutionized ad creation. However, as these are an ad hoc set of tools, management and tracking of ad production has become a significant problem for publishers. aii's Ad Manager, an ad management system, provides database storage and management, OPI (open pre-press interface) graphics insertion, process tracking, ad element tracking, and ad creation management tools to enable publishers to keep track of all ads as they are being created and to manage the process. This system ensures that the retail ad is produced and published on time using correct information.

GRAPHICS SERVERS AND CONTROLLERS. Graphics servers and controllers are computer-based systems which store and retrieve high resolution images and graphic elements, merge those images and elements with other components into page description instructions and control and optimize the flow of page description instructions among multiple RIPs and multiple laser imaging systems. They also monitor and report the status of page imaging and identify production bottlenecks. The Company's server products are being enhanced by the incorporation of Adobe and other software technology.

TELECOMMUNICATIONS SYSTEMS. aii's APSCOM document distribution system links different steps of the publishing process via local access networks (LANs), wide access networks (WANs) and satellite. Precision laser scanners, graphics servers and laser imaging systems are linked together by computer-controlled devices to permit the management, transmission, receipt and remote production of graphic arts quality ads, photography and complete pages via satellite, integrated services digital networks, microwaves and high-speed telephone services throughout the world. The APSCOM system meets customer needs created by the decentralization of the publishing industry, which has resulted in many new printing facilities being built at a distance from the editorial center. As a result, publishing products are often created and edited at a central site and then electronically distributed to many printing plants worldwide for printing and distribution. APSCOM permits the capture, compression, transmission, decompression, storage, editing and imaging of text and graphics files in a variety of industry standard file formats. This technology is being enhanced to include the newest computer technology, work flow automation and job tracking.

INTERFACE PRODUCTS. Interface products are hardware and software products that facilitate the interfacing of a wide range of pre-press products from multiple sources where long distance telecommunication systems are not required. aii has developed a system architecture which allows RIPs to interface to multiple types of imaging devices. aii's hardware and software interfaces permit aii products to interface with other aii products, as well as with pre-press products manufactured by others. The customer is then able to create a fully integrated publishing system, maximizing its previous investments while facilitating the adoption of newer, open technologies.

XITRON, INC. Xitron, Inc., ("Xitron"), a wholly owned subsidiary of the Company, sells RIP's, imager interfaces, server software and other imager integration products to OEM's, distributors and other third party resellers. Through these alternate channels, products based on aii's technologies are made available to different market segments, primarily commercial, and smaller volume users. Xitron's products are unique and distinct from the aii system products. Procurement, support, engineering and other functions are shared by the Company and Xitron to reduce costs.

OTHER PRODUCTS. The Company manufactures and distributes other products, which do not materially contribute to the Company's revenues in fiscal 1999.

TECHNICAL SUPPORT AND SERVICE. aii maintains a worldwide technical support and service organization which supports and services aii's products. Technical support is headquartered in Thousand Oaks, California, with regional facilities in Norcross, Georgia; Burlington, Massachusetts and offices throughout the United States and in parts of Europe, Latin America, the Pacific Rim and the Middle East. Elsewhere, distributors and agents sell and service aii products within their respective territories. Domestically, aii offers a variety of support solutions to its customers, ranging from Help Desk to full support agreements, 24 hours a day.

aii products enjoy an excellent reputation for high performance, image quality and reliability in high volume production environments. aii's customers produce deadline oriented products, and its customers rely heavily on the Company for technical support and services.

Marketing and Sales

Sales of aii's products within the United States, Mexico and Canada are provided by aii's direct sales force. In Latin America, sales are made through distributors directed from aii's headquarters in Thousand Oaks, California. In Europe and Asia/Pacific, sales are made by direct sales force and distributors. The European headquarters is located near London, England, which manages aii's European operations in the United Kingdom, France, Germany, Spain, Sweden and Israel and selects, trains and supports distributors for other European, Mid-Eastern and African countries. aii's Pacific headquarters in Sydney, Australia provides a similar function for Australia, New Zealand, Asia and the Pacific Rim countries. Both European and Pacific operations report to aii's corporate headquarters in California.

Sales made outside the United States by aii of products manufactured or assembled in the United States, together with export sales by aii directly to unaffiliated foreign customers, amounted to $26.3 million in fiscal 1999, $33.4 million in fiscal 1998, and $38.4 million in fiscal 1997. Foreign sales are affected by the relative strength of the U.S. dollar against currencies of its customers and competitors. (See "Customers", below, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Note J of Notes to Consolidated Financial Statements).

aii attends both domestic and international trade shows each year to demonstrate and sell its equipment and to interact with customers and prospects regarding future needs.

Customers

aii's products are primarily sold to the newspaper publishing industry, the commercial printing industry and to organizations having internal publishing facilities. In fiscal 1999, aii sold its products and provided service for its products to more than 1,900 customers worldwide, none of whom accounted for more than 10% of aii's revenues. aii typically maintains ongoing relationships with its customers, providing additional products, additions, enhancements, service, support and spare parts for the life of the product. aii has business relationships with most of the major newspaper chains worldwide.

At times, aii's marketplace has been adversely affected by general economic recessions in the United States and in other countries where aii's products are sold. A significant portion of aii's business is in the newspaper publishing industry, which itself has experienced significant downturns during recessions. Newspapers continuously seek to reduce costs and expenditures to offset increased newsprint costs, intense competition for advertising revenues by electronic media and other periodicals, and reduced readership of the smaller number of newspapers, especially in the United States. These factors have resulted, at times, in reductions in equipment purchases by aii's traditional customers, adversely affecting aii's performance. International sales, particularly in Latin America during 1999 and the Far East since 1998, have been weak; and US sales decreased significantly from last year's level, with customers delaying purchases until after the Year 2000 boundary of December 31, 1999, and a decline in 3850 film imagers without a concurrent increase in CTP sales. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")

Backlog

aii's backlog of orders believed to be firm as of October 29, 1999 was $9.2 million, as compared to $9.1 million as of October 30, 1998 and $10.1 million as of December 31, 1997 (which included $2.4 million for Laser Cinema Recorders). All of the Company's backlog is expected to be filled during fiscal 2000.

Manufacturing and Assembly

All of aii's products are manufactured and assembled at the Company's leased facilities, owned by Volt, in Thousand Oaks, California. The components of aii's products are central processing units, disk drives, memory, network interfaces and scanners, each of which are generally available from numerous suppliers under various types of purchasing relationships. These are either purchased as complete units or are assembled from sub-assemblies, parts and end items produced by others. aii is not dependent upon any particular supplier for its overall product lines and is not dependent on the products of any specific vendor in order to conduct its business activities. aii manufactures its 3850 imager family of products, as well as other parts and sub-assemblies that involve a high degree of complexity or special functions not available from external sources. For the Company's 3850 film imager, 3850 CTP imager and APS 3750 scanner, optics and some other unique products are only available from a few suppliers; however, there are no current shortages, although there are typically long lead times for some products.

Research and Product Development

aii is engaged in a considerable amount of research and product development, principally in the field of hardware and software engineering, which is performed at its facilities in Thousand Oaks, California and Burlington, Massachusetts, and at the facilities of Xitron in Ann Arbor, Michigan. The markets in which aii competes are marked by rapidly changing technology. As a result, the Company's success will continue to depend, in part, upon its ability to maintain a superior technological capability, foresee changes and continue to identify, develop and commercialize innovative and competitive products and systems.

Almost all of aii's research, product development and engineering is Company-sponsored, the exception being the funded development of special features by major customers. Approximately 14% of aii's employees are technical professionals, most of whom have professional degrees. Collectively, these employees spend the majority of their time engaged in the development of new products, with the balance of their time in sustaining engineering and improvement of existing systems. The amount expended by aii for product development activities during fiscal 1999 was approximately $8.3 million, during fiscal 1998 was approximately $6.8 million and during fiscal 1997 was approximately $6.3 million.

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

Competition

The Company's marketplace is highly competitive. aii's position in the marketplace depends on the quality, design, pricing of its products and reputation. Technological advancements, architecture based on standardized components and general market conditions have increased price competition. A number of firms, with substantially greater financial resources than aii, deliver one or more pre-press products competing with aii's pre-press products. Some of these competitors sell their products as complete pre-press systems, for some of which aii has no competing systems. Other competitors grant significant sales price discounts of their products which compete with aii's products in order to promote sales of ancillary products as to which aii has no competing product. In an endeavor to counter these trends, aii has expanded its product offerings to encompass a wider range of price/performance options and continues to seek to utilize the dealer channels being developed by Xitron. However, there can be no assurances that these efforts will prove successful.

As a result of this intense competition, as well as changing patterns of customer purchasing which have produced an industry-wide trend toward the purchase of standard systems, the industry, including aii, has experienced downward pressure on profit margins on sales of equipment and software. In addition, aii's base models of 3850 imagers, introduced approximately six years ago, is subject to intense competition from products developed by competitors, resulting in downward pressures on profit margins. The Company has introduced improved versions of its 3850 imagers and is seeking to reduce costs to improve profit margins. However, it is likely that competition will continue to increase and that the downward pressures on gross profit margins on aii's sales of systems and equipment will continue. To counter this pattern, the Company is striving to reduce costs while designing and marketing cost justifiable new products such as the 3850 Computer-to-Plate and wide format film imager systems for its market segment. Despite these efforts, there can be no assurance that the Company can return to profitability.

Gross profit margins on customer services have likewise been under considerable pressure in recent years. The pressure on customer service gross profit margins is attributable, in part, to the industry trend towards using standard components such as PCs, which has enabled the user to service some equipment in-house.

Patents and Trademarks

aii holds several patents and trademarks related to its products; however, it does not believe that any of these are material to aii's business. aii is also a licensee of technology from many of its suppliers, none of which, individually, is considered material to aii's business.

Seasonality and Working Capital

Sales are generally lower in the months of November and December due to the holiday season, which is a peak publishing period when customers are reluctant to install and test new equipment and during 1999 were further impacted by concerns about Year 2000 issues.

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

Regulation

The industry in which aii operates is not subject to specific industry government regulations. With foreign sales, the Company is subject to the Foreign Corrupt Practices Act and export controls, with which it believes it is in compliance. The export of certain technologies are restricted. In the countries where aii currently sells its hardware and software products, these sales are made pursuant to general Export Administration regulations. If the Company began selling to countries designated by the United States as sensitive, such sales could be subject to more restrictive export regulations.

Compliance with applicable Federal, state and local environmental laws and regulations has not had, and aii believes that compliance with such laws and regulations in the future will not have, a material effect on aii's earnings, capital expenditures or competitive position.

Employees

As of January 14, 2000, aii had 408 full-time employees, of which 310 were based in the United States and Canada and 98 were based in international offices. Of these employees, 64 were engaged in research, product development and engineering; 64 in sales and marketing; 142 in customer support; 78 in manufacturing; and 60 in administration.

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

ITEM 2.  PROPERTIES

aii's principal facilities are located in approximately 134,000 square feet of leased space in Thousand Oaks, California, which houses the Company's principal executive offices, its manufacturing, engineering and computer software development operations, and its west coast servicing facilities. These facilities are leased from a subsidiary of Volt under a lease that expired in January 1999, the rent for which was based upon prevailing rentals charged in the area at the time of its last extension. The lease has continued on existing terms on a month-to-month basis.

aii also leases space in Ann Arbor, Michigan (7,600 square feet under a lease that expires in September 2000), where Xitron is located; Norcross, Georgia (2,400 square feet under a lease that expires in 2001), which serves as a regional service office; Burlington, Massachusetts (15,500 square feet under a lease that expires in 2001), which serves as regional sales and service office, as well as a research and development facility; and Des Plaines, Illinois (2,000 square feet under a lease that expires in 2001), which serves as a regional service office. aii also maintains sales and service offices at various foreign locations (an aggregate of 45,000 square feet under leases which expire from 1999 to 2010).

aii believes that its facilities and equipment are well maintained and adequate to meet its current requirements.

ITEM 3.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers

WILLIAM SHAW, 75, has been Chief Executive Officer, Chairman of the Board and Director of the Company since January 1996. He is also a founder of Volt, serving as its President and Chairman of the Board for more than the past five years and has been employed in executive capacities by Volt and its predecessors for over forty years. He is the brother of Jerome Shaw, a Director of the Company.

DENNIS D. DOOLITTLE, 55, has been President of the Company since March 1997 and has been Chief Operating Officer and Vice Chairman of the Board of the Company since January 1996. He has served as a Director of the Company since November 1995. He served as President of Autologic from 1990 until the Merger. Prior to that, he served as Senior Vice President-Engineering of Autologic from 1989 to 1990 and Vice President-Engineering from 1986 to 1989.

ANTHONY F. MARRELLI, 52, joined the Company as Chief Financial Officer in November 1996 and became Vice President on January 1997. Prior to joining the Company, he served in a senior financial capacity for several publicly traded and privately owned companies from June 1980 to November 1996. From June 1974 to June 1980, Mr. Marrelli was a practicing public accountant with the firm of Coopers & Lybrand. Mr. Marrelli is a Certified Public Accountant in the State of California.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

The Company's common stock is quoted on the Nasdaq Stock Market's National Market (NASDAQ Symbol--AIII). The following table sets forth the high and low prices of the Company's common stock as reported by NASDAQ, and reflects interdealer prices, without retail mark-up, mark-down or commission:

             October 31 - October 29  November 1 - October 30
                       1999                    1998
                 ---------------        -------------------
Fiscal Period     High      Low           High        Low
                 ------   ------        --------   --------
First Quarter    $5       $3 3/4        $7 7/8     $6 3/4
Second Quarter    5 1/4    4 1/2         8 5/8      6 13/16
Third Quarter     5        3 3/4         6 15/16    5 1/2
Fourth Quarter    4 3/4    2 1/4         5 1/2      2 3/4

The approximate number of record holders of the Company's common stock at January 14, 2000 was 630.

No cash dividends have been declared by aii during the reported periods. The Company does not anticipate paying cash dividends, but intends to retain any future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements, terms of any debt instruments then in effect and such other factors as the Company's Board of Directors may deem relevant at the time.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data as of and for the five years ended October 29, 1999 have been derived from the Company's consolidated financial statements which have been audited by Ernst & Young LLP, independent auditors. Since the Merger occurred on January 29, 1996, results of operations for fiscal 1996 reflect only nine months of combined operations and three months (November 4, 1995 through January 29, 1996) of Autologic's operations on a "stand alone" basis. Results for 1995 fiscal year reflect only the operations of Autologic and do not reflect the operations of Triple-I. Accordingly, the Company believes that information contained herein which compares results for periods before and after the Merger are not comparable as they do not reflect comparable business structures. In addition, during the period subsequent to the Merger (primarily in fiscal 1996 and, to a significantly lesser extent, in fiscal 1997), the Company effected various restructurings that resulted in the incurrence of certain non-recurring charges to earnings which also affects the comparability of results of operations for the reported periods. The selected financial data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the notes thereto.

                                                                 As of and for the Fiscal Year Ended
                                               ------------------------------------------------------------------------
                                               October 29,    October 30,    October 31,     November 1,    November 3,
                                                   1999           1998           1997           1996          1995(3)
                                                 --------       --------       --------       --------       --------
                                                             (Dollars in thousands, except per share amounts)
Operating Results:
Revenues                                         $ 72,658       $ 87,616       $ 84,626       $ 88,880       $ 70,405
                                                 --------       --------       --------       --------       --------
Operating (loss) profit
   from continuing operations (1)                  (3,570)         4,721       $  3,107       $ (3,223)      $ (1,787)

Interest on debt to Volt (2)                           --             --             (2)          (583)        (2,591)
Other (expense) income                                (67)          (158)            23           (632)           270
                                                 --------       --------       --------       --------       --------
 (Loss) income from continuing
   operations before income taxes                  (3,637)         4,563          3,128         (4,438)        (4,108)
Income tax (benefit) provision                       (829)         2,049          1,473            125            877
                                                 --------       --------       --------       --------       --------
 (Loss) income from continuing
   operations                                      (2,808)         2,514          1,655         (4,563)        (4,985)
Loss from discontinued operations                      --             --           (203)          (428)            --
                                                 --------       --------       --------       --------       --------
Net (loss) income                                $ (2,808)      $  2,514       $  1,452       $ (4,991)      $ (4,985)
                                                 ========       ========       ========       ========       ========
Basic and diluted (loss) earnings per share
   from continuing operations                    $  (0.49)      $   0.43       $   0.28       $  (0.88)      $  (1.49)
Basic and diluted loss per share
   from discontinued operations                        --             --          (0.03)         (0.08)            --
                                                 --------       --------       --------       --------       --------
Basic and diluted (loss) earnings per share      $  (0.49)      $   0.43       $   0.25       $  (0.96)      $  (1.49)
                                                 ========       ========       ========       ========       ========
Total assets                                     $ 52,681       $ 56,254       $ 53,596       $ 59,285       $ 31,691


(1)  Includes rent and other expenses charged by Volt of $1,036 (1999), $992
     (1998), $1,371 (1997), $1,246 (1996) and $2,601 (1995).

(2) A substantial portion of indebtedness to Volt was incurred prior to 1987. All indebtedness to Volt was contributed to Autologic's capital upon completion of the Merger. Accordingly, interest on such indebtedness was substantially eliminated following the Merger.

(3) The 1995 fiscal year was comprised of 53 weeks; fiscal years 1996, 1997, 1998 and 1999 were each comprised of 52 weeks.

(4) No dividends have been declared by aii or Autologic during the five years ended October 29, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The information which appears below relates to prior periods, the results of operations for which periods are not necessarily indicative of the results which may be expected for any subsequent periods. Management has made no predictions or estimates as to future operations, and no inferences as to future operations should be drawn.

FISCAL YEAR ENDED OCTOBER 29, 1999 (52 WEEKS) COMPARED TO THE FISCAL YEAR ENDED OCTOBER 30, 1998 (52 WEEKS)

Results of Operations

In fiscal 1999, revenues decreased by $14,958,000, or 17.1%, to $72,658,000. The decrease in revenues resulted from a $13,221,000, or 21.8%, decrease in sales of systems and equipment and a decrease of $1,737,000, or 6.4%, in customer service sales. The decrease in sales of systems and equipment was due to decreased foreign, principally in Latin America, and domestic sales. The lower domestic sales were due to the postponement of purchases by customers awaiting a determination of whether any Year 2000 issues would arise, a decline in sales of the Company's Laser Cinema Recorder (LCR) and a decline in sales of 3850 film imagers without a concurrent increase in Computer-to-Plate (CTP) sales. CTP products were designed as an enhancement upon the 3850 film imager. Comparative sales were also effected by the fact that, in fiscal 1998, many customers increased their purchases to replace older equipment. Customers who had replaced and tested their systems were deferring making new purchases in 1999 until after December 31, 1999 to avoid Year 2000 concerns. The lower sales in Latin America and a continued weakness of sales in the Far East since fiscal 1998 were the result of the economic problems in these regions, and may continue to impact sales until these foreign economies strengthen. The decline in LCR sales is due primarily to competition and a general softness in the market. Customer service and support sales decreased, primarily domestically, as older, proprietary, full service contracts have been replaced with new systems (due to the Year 2000 upgrading) that require less maintenance and, as a result, generate lower service and support revenue.

Gross margins decreased 3.7 percentage points from 40.5% to 36.8% due to lower systems and equipment margins and lower customer service margins. Systems and equipment margins decreased 3.3 percentage points from 46.7% to 43.4% due to higher manufacturing costs associated with the roll-out of the Company's new wide versions of its CTP and film recorder products. Customer service margins decreased by 2.1 percentage points from 26.6% to 24.5% due to lower revenue and higher warranty costs.

Operating expenses decreased by $1,492,000, or 7.0%, from $21,449,000 in fiscal 1998 to $19,957,000 in fiscal 1999. The decrease in operating expenses was due primarily to lower sales and somewhat lower marketing expenses and cost- cutting measures implemented by the Company in October 1999. Expressed as a percentage of sales however, operating expenses increased 3.0 percentage points from 24.5% to 27.5%.

Research, development and engineering expenditures in fiscal 1999 increased $1,058,000, or 12.4%, to $9,570,000 from $8,512,000 in fiscal 1998. Expressed as a percentage of sales, these expenses increased 3.5 percentage points from 9.7% to 13.2%. The increase was due primarily to development costs incurred in connection with the major development of a proprietary CTP product and a wide version of both the CTP and 3850 film recorder.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Interest income remained the same in fiscal 1999 as in fiscal 1998 at $504,000. During fiscal 1999, the Company had higher average (over the twelve-month period) cash balances, which offset lower average rates of return, compared to fiscal 1998.

A foreign exchange loss of $292,000 was realized in fiscal 1999 compared to $560,000 in fiscal 1998. The loss in both years was due to unfavorable currency movements in the foreign currency markets. The impact of the currency movements was mitigated by the Company's policy of purchasing foreign currency options to reduce the potential impact from foreign currency changes on the Company's foreign currency receivables and firm commitments (see Note M to Consolidated Financial Statements).

The Company's effective tax benefit rate was 22.8% in fiscal 1999 compared to a tax provision rate of 44.9% in fiscal 1998. The benefit rate in fiscal 1999 is lower than the tax provision rate in fiscal 1998 primarily due to the greater effect of foreign tax expenses, which partially offset the domestic tax benefit. (See Note E to Consolidated Financial Statements).

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

Gross margins improved 3/10 of a percentage point from 40.2% in fiscal year 1997 to 40.5% in fiscal year 1998. The gross margin improvement was due to systems and equipment, the gross margins of which increased 2/10 of a percentage point from 46.5% in fiscal 1997 to 46.7% in fiscal 1998, offset by customer service margins which decreased 1.0 percentage point from 27.6% in fiscal 1997 to 26.6% in fiscal 1998. The improvement in systems' margins was due principally to the sale of a greater proportion of higher margin products. However, the imaging systems segment of the pre-press industry continues to be affected by rapid technological change and other factors, which leads to intense price competition and may affect the Company's ability to maintain margins in the future. Sales in fiscal 1998 of equipment introduced in the last three years comprised approximately 88% of equipment sales. The decrease in customer service margins was due primarily to slightly higher material costs.

Operating expenses decreased by $766,000, or 3.4%, from $22,215,000 in fiscal 1997 to $21,449,000 in fiscal 1998. Also, expressed as a percentage of sales, operating expenses decreased 1.7 percentage points, from 26.2% in fiscal 1997 to 24.5% in fiscal 1998. The decrease in operating expenses was due primarily to lower sales and marketing expenditures.

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

Interest income increased $206,000, or 69.1%, from $298,000 in fiscal 1997 to $504,000 in fiscal 1998. The increase in interest income was due from a higher average (over the twelve-month period) cash balance in fiscal 1998 than in the comparable period in the prior year.

A foreign exchange loss of $560,000 was realized in fiscal 1998 compared to a gain of $125,000 in fiscal 1997. The loss in 1998 was due to unfavorable, and the gain in 1997 was due to favorable, currency movements in the foreign currency markets. To reduce the potential adverse impact from foreign currency changes on the Company's foreign currency receivable and firm commitments, foreign currency options are purchased. (See Note M to Consolidated Financial Statements).

Other expenses decreased $298,000 in fiscal 1998 compared to the prior year due to a decrease in several items of expense in this category.

The effective income tax rate was 44.9% in fiscal 1998 and 47.1% in fiscal 1997 and, in each case, was higher than the Federal statutory tax rate of 34% primarily due to state taxes, non-tax deductible goodwill amortization and foreign tax rates that generally are higher than United States rates. (See Note E of Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

During fiscal 1999, operating activities provided $2,814,000 of cash flows resulting from non-cash charges of $1,492,000 and changes in operating assets and liabilities of $4,130,000 offset by the net loss for the period of $2,808,000.

The non-cash charges of $1,492,000 consisted of depreciation of $2,258,000, amortization of $549,000 and a provision for doubtful accounts of $522,000, partially offset by a gain on foreign currency translation of $341,000 and increases in deferred income tax assets of $1,496,000.

Changes in operating assets and liabilities provided $4,130,000 in cash flows, net. Cash flows were provided by decreases in receivables of $4,570,000 (due to lower sales year over year and increased collection efforts), inventories of $273,000 and increases in customer advances of $786,000 and income taxes payable of $242,000. Cash was used to increase prepaid expenses and other assets $90,000 and to decrease accounts payable $427,000, accrued expenses $1,106,000 and payable to Volt by $118,000.

Investing activities used cash of $1,689,000 for the purchase of property and equipment, primarily for computer equipment of $633,000 and leasehold improvements of $438,000. The Company has no unusual or significant expenditures planned for fiscal year 2000.

As a result of the foregoing, during fiscal 1999, cash and cash equivalents increased by $1,550,000. The Company's working capital as of October 29, 1999 was $27,219,000, which includes $13,421,000 in cash and cash equivalents. These resources are anticipated to be sufficient to meet the Company's liquidity and capital needs in the normal course of business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

Year 2000 Status Report

Year 2000 issues were the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a major system failure or miscalculations, causing disruptions in operations.

The Company was exposed in the processing of data relating to the Year 2000 and beyond by 1) its own internal computer information systems, 2) by third parties with which it has business relationships and 3) both its current and discontinued products, which are in production usage at customer sites. The Company undertook various initiatives to ensure that its computer equipment and software (both internally and throughout its produce line) would function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" included systems that are commonly thought of as information technology ("IT") systems. Non-IT systems refers to other miscellaneous systems, not thought of as IT systems, such as alarm systems, fax machines, etc. Both IT and non-IT systems may contain embedded technology, which complicated the Company's Year 2000 identification, assessment, remediation and testing efforts.

The Company's Year 2000 efforts, which began in January of 1997, have been successfully completed; and as of January 14, 2000, the Company has not experienced any significant problems.

INFORMATION TECHNOLOGY (IT). In a corporate-wide Year 2000 readiness analysis completed in 1997, individual business units were required to formally develop a plan to achieve Year 2000 compliance. Each plan consisted of an evaluation of the compliance status of internal IT systems and an identification of specific hardware and software compliance issues.

The readiness target date for all business units was December 31, 1998. All business units completed their reviews and replaced or modified applications found to be non-compliant.

aii had a number of network-connected desktop PCs which were not compliant. An upgrade program was completed in December 1999 at a cost of $85,000 for testing and replacement.

NON-IT. With respect to non-IT issues, a project coordinator worked with the Company's facilities management to ensure premises issues were addressed in Company owned and leased properties in the United States. Outside of the U.S., local division managers addressed this issue.

The Company had some risk on a location by location basis if there were failures of government agencies, public utilities and providers of telecommunication and transportation services to be Year 2000 compliant. Due to the Company's dispersion of facilities, the largest concentrated risks in this regard were in Thousand Oaks, California and Boston, Massachusetts. As of January 14, 2000 there have been no major problems reported.

COMPANY PRODUCTS. In 1997, the Company established a policy that all current products be Year 2000 compliant and that its quality assurance personnel test all new releases of software and hardware for Year 2000 compliance.

All current product from the Company were successfully tested for Year 2000 compliance. The Company published and periodically updated a product compliance list. Users of old, non-compliant equipment were notified. Users operating older revision levels of current products were notified of the requirement to upgrade, if required. As of January 14, 2000 there have been no major problems reported.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

THIRD PARTIES. Third parties having a material relationship with the Company could also have Year 2000 issues to address and resolve. Such third parties included suppliers, financial institutions, governmental agencies, telecommunication and insurance carriers. An aspect of the Company's project was to identify the third parties and contact them to seek written assurance as to the third parties' anticipation of being Year 2000 compliant. The nature of the Company's follow-up depended upon its assessment of the reason and the materiality of the effect of non-compliance by third parties on the Company.

During 1998 and 1999, compliance questionnaires were sent to all major suppliers and other third parties with whom the Company does business. Virtually all major domestic suppliers had responded with 93% responding they were compliant and 6% responding that they were in the process of becoming Year 2000 complaint. Those that did not reply were replaced with compliant sources. In addition, compliance questionnaires were also sent to other third parties with whom the Company does business, such as financial institutions, telecommunications and insurance companies. Of those third parties, a response rate of 100% was achieved, with approximately 76% of respondents indicating they were Year 2000 complaint and the remaining indicating that they were in the process of becoming compliant. Outside of the United States, local division managers were instructed to address major suppliers and other third parties. As of January 14, 2000, the Company had not encountered any material problems interfacing with third-party systems.

COSTS TO ADDRESS aii'S YEAR 2000 ISSUES. The Company's Year 2000 program incurred remediation costs for all business units of $722,400, as follows:

                     Internal Systems      Product Line        Total Costs
                     ----------------      ------------        -----------
Hardware                 $132,000            $ 37,500            $169,500
Software                  444,300             108,600             552,900
                         --------            --------            --------

Total Company            $576,300            $146,100            $722,400
                         ========            ========            ========

Included in the costs under Internal Systems - Software is the cost of a new corporate business system of $345,000 which was installed during fiscal years 1996 and 1997 and which has been capitalized. In addition to addressing Year 2000 issues, the business system was installed to streamline the Company's operations and provide better management information. Except for hardware costs, all other costs were expensed as incurred.

RISKS OF THE COMPANY'S YEAR 2000 ISSUES. The Company implemented an effective program to resolve the Year 2000 issue in a timely manner. In addition, disruption in the economy in general resulting from Year 2000 issues and the failure of third parties, over whom the Company had no control, to become timely Year 2000 compliant has not, at this time, materially adversely affect the Company. The Company believes that its current products are Year 2000 compliant and no additional costs or expenses are anticipated under warranties or to service such products. The Company believes that a majority of its discontinued products are also Year 2000 compliant. However, certain of its older products, the sale for which were discontinued several years ago, may not be Year 2000 compliant. The Company believes such products are not under warranty and the Company did not renew its one-year service contracts as they relate to these older products or products of others that it services which are not Year 2000 compliant. In most cases, the Company offered a new, Year 2000 compliant product which could be purchased as a replacement for the older product that is not Year 2000 compliant, along with annual maintenance agreements. As of January 14, 1999, the Company had not received any material warranty claims with respect to its older, non-compliant products.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--Continued

THE COMPANY'S CONTINGENCY PLANS. Although the Company believed both its internal systems and product line were Year 2000 compliant, contingency plans were made. A team of technicians were available to assist customers with software and hardware which may have Year 2000 "bugs" not revealed until after December 31, 1999 despite testing. The Company had anticipated handling these situations with immediate program fixes, swapped backup hardware or process work-around solutions. As of January 14, 2000, the Company has not experienced any significant problems in its internal systems or product line.

Impact of the Euro

Several European countries have adopted as of January 1, 1999, and others are expected to adopt, a Single European Currency (the "Euro") with a transition period continuing through January 1, 2002. The Company believes, based on its experience to date, that its internal systems are and will continue to be Euro compatible without material modification cost. Further, the Company has not experienced to date, and does not expect the introduction of the Euro currency to have a material adverse impact on the Company's financial position or results of operations.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

aii maintains a portfolio of highly liquid cash equivalents maturing in three months or less from the date of purchase. Given the short-term nature of these investments, the Company is not subject to significant principal risk. However, the Company's yield return on future short-term investments could be affected at the time of reinvestment as a result of intervening events. The Company presently has no borrowings and, accordingly, does not purchase interest rate swaps or other instruments to hedge against interest rate fluctuations.

A significant portion of aii's operations consists of sales activities in foreign locations, as the Company sells its products worldwide. The Company's financial results, therefore, can be significantly impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets, such as is currently being experienced in Latin America and the Far East. Since all of aii's sales are denominated in U.S. dollars, the Company's foreign operations are net payers in currencies other than the U.S. dollar. As such, the Company's operating results may be adversely affected by the impacts of weaker foreign currencies relative to the U.S. dollar. To mitigate the short-term effect of changes in currency exchange rates on its foreign currency based expenses and receivables, the Company purchases foreign currency option contracts to hedge the adverse impact of currency fluctuations on its foreign currency receivables and firm commitments. Management believes that due to its currency option positions that changes in currency rates would not have a significant impact on the Company's results of operations.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Autologic Information International, Inc.

We have audited the accompanying consolidated balance sheets of Autologic Information International, Inc. and subsidiaries as of October 29, 1999 and October 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended October 29, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autologic Information International, Inc. and subsidiaries at October 29, 1999 and October 30, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 29, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                     ERNST & YOUNG LLP

Woodland Hills, California
December 10, 1999

ITEM 8.   FINANCIAL STATEMENTS

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  October 29,       October 30,
                                                                                      1999              1998
                                                                                   ---------         ---------
                                                                                      (Dollars in thousands)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents-See Notes C and M                                     $  13,421         $  11,871
   Accounts receivable less allowance for doubtful
     accounts of $1,501 (1999) and $1,844 (1998)-See Note M and Schedule II           12,478            17,928
   Inventories-See Notes C and D                                                      11,037            11,310
   Deferred income taxes -See Notes C and  E                                           4,380             3,829
   Prepaid expenses and other assets                                                   1,460             1,354
                                                                                   ---------         ---------
         Total current assets                                                         42,776            46,292

PROPERTY AND EQUIPMENT, at cost net of
   accumulated depreciation and amortization
   of  $7,150 (1999) and $6,086 (1998)-See Note C                                      5,389             5,827

DEFERRED INCOME TAXES -See Notes C and E                                               3,768             2,823

EXCESS OF PURCHASE PRICE OVER NET ASSETS

   ACQUIRED, net of accumulated amortization of $2,065 (1999)
   and $1,516 (1998)-See Notes B and C                                                   688             1,237

OTHER ASSETS                                                                              60                75
                                                                                   ---------         ---------
                                                                                   $  52,681         $  56,254
                                                                                   =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                                                $   4,242         $   4,877
   Payable to Volt-See Note N                                                             84               202
   Accrued payroll and related liabilities                                             3,291             3,914
   Accrued expenses                                                                    2,148             1,458
   Accrued restructuring costs-See Notes B                                                --             1,014
   Customer advances                                                                   5,194             4,501
   Income taxes payable-See Notes C and E                                                598               356
                                                                                   ---------         ---------
         Total current liabilities                                                    15,557            16,322

COMMITMENTS AND CONTINGENCIES-See Notes H, I and N

STOCKHOLDERS' EQUITY-See Notes B, C and F
   Preferred stock, par value $0.01
     Authorized-1,000,000 shares; issued - none                                           --                --
   Common stock, par value $0.01
     Authorized - 12,000,000 shares; issued and
         outstanding 5,787,970 shares (1999 and 1998)                                     58                58
Paid-in capital                                                                      112,620           112,620
Accumulated deficit                                                                  (75,554)          (72,746)
                                                                                   ---------         ---------
                                                                                      37,124            39,932
                                                                                   ---------         ---------
                                                                                   $  52,681         $  56,254
                                                                                   =========         =========



                                              See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Year Ended
                                                      ----------------------------------------
                                                      October 29,    October 30,   October 31,
                                                         1999           1998            1997
                                                       --------       --------       --------
                                                      (In thousands, except per share amounts)
REVENUES-See Note C
   Systems and equipment                               $ 47,458       $ 60,679       $ 56,655
   Customer service and support                          25,200         26,937         27,971
                                                       --------       --------       --------
                                                         72,658         87,616         84,626
                                                       --------       --------       --------
OPERATING COSTS AND EXPENSES

   Cost of systems and equipment                         26,867         32,338         30,311
   Cost of customer service and support                  19,022         19,784         20,258
                                                       --------       --------       --------
                     Gross margin                        26,769         35,494         34,057

   Operating expenses                                    19,957         21,449         22,215
   Research, development and engineering                  9,570          8,512          7,918
   Charges from Volt-See Notes B and N
     Rent                                                   776            776            781
     General and administrative                              36             36             36
                                                       --------       --------       --------
OPERATING (LOSS) INCOME FROM
     CONTINUING OPERATIONS                               (3,570)         4,721          3,107
                                                       --------       --------       --------
OTHER INCOME (EXPENSE)
   Interest income                                          504            504            298
   Interest expense charged by Volt-See Note N               --             --             (2)
   Foreign exchange (loss) gain-See Notes C and M          (292)          (560)           125
   Other, net                                              (279)          (102)          (400)
                                                       --------       --------       --------
                                                            (67)          (158)            21
                                                       --------       --------       --------

 (LOSS) INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                   (3,637)         4,563          3,128

INCOME TAX (BENEFIT) PROVISION -
   See Notes C and E                                       (829)         2,049          1,473
                                                       --------       --------       --------


(LOSS) INCOME FROM CONTINUING OPERATIONS                 (2,808)         2,514          1,655
LOSS FROM DISCONTINUED OPERATIONS-See Note O                 --             --           (203)
                                                       --------       --------       --------

NET (LOSS) INCOME                                      $ (2,808)      $  2,514       $  1,452
                                                       ========       ========       ========

BASIC AND DILUTED (LOSS) EARNINGS PER
     SHARE - CONTINUING OPERATIONS                     $  (0.49)      $   0.43       $   0.28
BASIC AND DILUTED LOSS PER SHARE -
     DISCONTINUED OPERATIONS                                 --             --          (0.03)
                                                       --------       --------       --------

BASIC AND DILUTED (LOSS) EARNINGS
     PER SHARE-See Note C and F                        $  (0.49)      $   0.43       $   0.25
                                                       ========       ========       ========

Average number of shares outstanding - Basic              5,788          5,788          5,788
                                                       ========       ========       ========

Average number of shares outstanding - Diluted            5,788          5,789          5,788
                                                       ========       ========       ========


                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                           Common Stock
                                                          $0.01 Par Value
                                                    --------------------------      Paid-In       Accumulated
                                                      Shares          Amount        Capital         Deficit           Total
                                                    ----------      ----------     ----------      ----------      ----------
                                                                        (Dollars in thousands)
Balance at November 2, 1996                          5,793,870              58        112,665         (76,712)         36,011

   Retirement of stock in connection
     with sale of Digiflex operation-
     See Note O                                        (10,500)             --            (45)             --             (45)

   Issuance of stock to Volt with respect
     to the exercise of employee stock options-
     See Note B                                          4,600              --             --              --              --


   Net income for the year                                  --              --             --           1,452           1,452
                                                    ----------      ----------     ----------      ----------      ----------

Balance at October 31, 1997                          5,787,970              58        112,620         (75,260)         37,418

     Net income for the year                                --              --             --           2,514           2,514
                                                    ----------      ----------     ----------      ----------      ----------

Balance at October 30, 1998                          5,787,970      $       58     $  112,620      $  (72,746)
                                                                                                                   $   39,932

    Net loss for the year                                   --              --             --          (2,808)         (2,808)
                                                    ----------      ----------     ----------      ----------      ----------

Balance at October 29, 1999                          5,787,970      $       58     $  112,620      $  (75,554)     $   37,124
                                                    ==========      ==========     ==========      ==========      ==========

                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Year Ended
                                                                      -----------------------------------------
                                                                      October 29,    October 30,   October  31,
                                                                         1999            1998           1997
                                                                        -------        -------        -------
                                                                               (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                                    $(2,808)       $ 2,514        $ 1,452
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:

       Depreciation                                                       2,258          2,211          2,241
       Amortization                                                         549            552            551
       Provision for doubtful accounts                                      522            196            508
       (Gains) losses on foreign currency translation                      (341)           298           (242)
       (Gains) losses on dispositions of property and equipment              --             47            (63)
       (Increase) decrease in deferred income taxes                      (1,496)         1,266          1,433
       Changes in operating assets and liabilities:

         Decrease (increase) in accounts receivable                       4,570           (673)         2,959
         Decrease (increase) in inventories                                 273         (3,081)         4,072
         (Increase) decrease in prepaid expenses and other assets           (90)         1,313         (1,564)
         Decrease in accounts payable                                      (427)          (640)        (4,816)
         (Decrease) increase in accrued expenses,
           accrued payroll and related liabilities,
           and accrued restructuring costs                               (1,106)           210         (1,120)
         Increase in customer advances                                      786            391            771
         Increase (decrease) in income taxes payable                        242            356         (1,174)
         Decrease in payable to Volt                                       (118)           (63)          (506)
                                                                        -------        -------        -------

Net cash provided by continuing operations                                2,814          4,897          4,502

   Loss on sale of discontinued operations                                   --             --             75
   Loss from discontinued operations                                         --             --            128
   Net cash applied to discontinued operations                               --             --            (81)
                                                                        -------        -------        -------
   Net cash provided by discontinued operations                              --             --            122

NET CASH PROVIDED BY OPERATING ACTIVITIES                               $ 2,814        $ 4,897        $ 4,624
                                                                        -------        -------        -------











                             Continued on next page

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                   Year Ended
                                                    ------------------------------------------
                                                    October 29,    October 30,     October 31,
                                                       1999            1998            1997
                                                     --------        --------        --------
                                                             (Dollars in thousands)
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from disposal of property
       and equipment                                       --             145             182
     Purchases of property and equipment               (1,808)         (2,299)         (2,246)
                                                     --------        --------        --------

NET CASH APPLIED TO
   INVESTING ACTIVITIES                                (1,808)         (2,154)         (2,064)
                                                     --------        --------        --------

   Effect of exchange rate changes on cash                544            (324)            759
                                                     --------        --------        --------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                     1,550           2,419           3,319

Cash and cash equivalents, beginning of period         11,871           9,452           6,133
                                                     --------        --------        --------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                    $ 13,421        $ 11,871        $  9,452
                                                     --------        --------        --------


SUPPLEMENTAL CASH TRANSACTIONS
     Cash paid during the period:
     Interest expense                                $      1        $      9        $     10
     Income tax                                      $    487        $    256         $1, 621

SUPPLEMENTAL NON-CASH TRANSACTIONS

During 1999, 1998 and 1997, the Company wrote off fully depreciated fixed assets of approximately $700,000, $1,375,000 and $1,145,000, respectively.

On January 2, 1997, the Digiflex division of the Company was disposed of in exchange for 10,500 outstanding shares of aii stock. (See Note O)

                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--DESCRIPTION OF BUSINESS

Autologic Information International, Inc. and its subsidiaries (collectively "aii" or the "Company") design, develop, manufacture, assemble, integrate, market, sell and service computerized image-setting and publication systems equipment and software that automate the various pre-press production steps in the publishing process. The products are primarily marketed and sold to the newspaper publishing industry, the commercial printing industry and other organizations having internal publishing facilities.

NOTE B--FORMATION OF THE COMPANY AND MERGER

The Company was incorporated in Delaware on September 5, 1995 as a wholly owned subsidiary of Volt Information Sciences, Inc. ("Volt"). On January 29, 1996, pursuant to the terms of an Agreement and Plan of Merger (the "Merger Agreement") dated October 5, 1995, as subsequently amended, among the Company, Volt, Autologic, Incorporated (a subsidiary of Volt, "Autologic") and Information International, Inc. ("Triple-I"), each of Autologic and Triple-I were merged into the Company and Volt contributed to the Company the capital of certain foreign subsidiaries of Volt (collectively, the "Merger").

Pursuant to the Merger Agreement, Volt, through its wholly-owned subsidiary Nuco I, Ltd., received 3,337,000 shares of the Company's common stock and the stockholders of Triple-I received 2,429,870 shares of the Company's common stock, based on one share of the Company being issued for each outstanding share of Triple-I (including 58,500 shares issued to Volt for Triple-I common stock owned by Volt prior to the Merger).

On June 25, 1995, the date the general terms of the Merger were agreed to and announced, Triple-I had outstanding options to purchase approximately 594,000 shares of its common stock. In accordance with Triple-I's stock option plans, each outstanding Triple-I option automatically became fully vested and immediately exerciseable upon consummation of the Merger. As part of the Merger Agreement, the parties agreed to a formula to limit the dilution of Volt's percentage ownership in the Company as a result of the exercise of those Triple-I options. Under that formula, Volt is to receive 100 shares of the Company's common stock for every 590 shares of the Company common stock issued with respect to Triple-I options exercised subsequent to June 25, 1995, up to a maximum of 100,000 shares. Between June 25, 1995 and October 29, 1999, 51,250 shares have been issued upon the exercise of Triple-I options, and Volt has received 8,600 shares of the Company's common stock with respect to such exercises. Accordingly, Volt owned beneficially 3,400,186 shares (59%) of the Company's common stock as of October 29, 1999.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE B--FORMATION OF THE COMPANY AND MERGER--Continued

As the Company, Autologic and the Volt Subsidiaries were under common control, the merger of Autologic and the transfer of the stock of the Volt Subsidiaries to the Company has been accounted for on a pooling of interest basis. Accordingly, the assets and liabilities of such entities and their stockholders' equity accounts have been accounted for at their historical carrying amounts. The merger of Triple-I has been accounted for under the purchase method of accounting and, accordingly, the purchase price, which was based on the quoted market price of the Triple-I common stock at the time the general terms of the acquisition were agreed to and announced, plus the value of stock options issued in exchange for outstanding stock options of Triple-I, has been allocated to net assets based upon their estimated fair values. A $2,753,000 excess of the purchase price over the estimated fair value of Triple-I's identifiable assets, including the estimated future tax benefits of Triple-I's net operating loss carryforwards and deductible temporary differences, was recorded on the effective date of the Merger and is being amortized over a five-year period. The operating results of Triple-I have been included in the Company's consolidated financial statements since the date of the Merger, which was limited to five days of operations for the first quarter of 1996, but are included for the second, third and fourth quarters of 1996. A liability for restructuring costs incurred prior to the Merger ($1,014,000 at October 30, 1998) provided for estimated costs related to closing of certain facilities of Triple-I. During fiscal 1999, all remaining restructuring costs were settled and the liability was eliminated.

NOTE C-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year: The Company's fiscal year consists of the 52 or 53 weeks ending on the Friday nearest October 31. The 1999, 1998 and 1997 fiscal years were each comprised of 52 weeks.

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

Stock Based Compensation: The Company accounts for its stock-based compensation arrangements under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" (Note F).

Revenue Recognition: Revenues are recognized when products are shipped and services are rendered. The Company also generates revenues from support and maintenance contracts, which generally provide for the Company to provide technical support and maintenance to its customers on its products. Support and maintenance revenues are recognized ratably over the contract periods.

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

Property and Equipment: Property and equipment are stated at cost, net of depreciation and amortization which are provided on the straight-line method over their estimated useful lives, generally as follows:

   Equipment - 3 to 7 years

   Leasehold improvements - length of lease or life of asset, whichever is shorter.

   Property and equipment consists of the following:

                                                         1999                                   1998
                                     -----------------------------------     -------------------------------------
                                     Property                                Property
                                        and         Lease-                      and          Lease-
                                     Equipment       hold         Total      Equipment        hold          Total
                                      ------         -----        ------      --------      --------      --------
Property and equipment, at cost       10,066         2,473        12,539      $  9,916      $  1,997      $ 11,913
Accumulated depreciation
  and amortization                    (6,143)       (1,007)       (7,150)       (5,615)         (471)       (6,086)
                                      ------         -----        ------      --------      --------      --------
Net property and equipment             3,923         1,466         5,389      $  4,301      $  1,526      $  5,827
                                      ======        ======        ======        ======      ========        ======

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

Advertising: The Company expenses the production cost of advertising the first time the advertising takes place. Advertising expense totaled $1,400,000, $1,300,000 and $1,500,000 for the years ended October 29, 1999, October 30, 1998 and October 31, 1997, respectively.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE C--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Per Share Data: The Company calculates per share data in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Under SFAS No. 128 earnings per share data is calculated for basic and diluted earnings per share. Basic earnings per share excludes dilutive securities, including stock options, and is calculated using the weighted average common shares outstanding for the period. Diluted earnings per share reflects the dilution to earnings that would occur if stock options and other dilutive securities resulted in the issuance of common stock. In 1999 and 1997 all, and in 1998 all but 1,000 common stock equivalent shares from stock options (332,500, 159,000 and 216,500 in 1999, 1998 and 1997, respectively), have been excluded from the computation of diluted earnings per share because the effect would be antidilutive, since the option prices were greater than the average market prices of the Company's common stock during the years and, in the 1999 periods, due to the loss sustained.

Comprehensive Income: While SFAS No. 130 was adopted in the year ended October 29, 1999, there were no items of comprehensive income and no impact on the Company's results of operations for the years ended October 29, 1999, October 30, 1998 and October 31, 1997, and therefore no further disclosures have been made.

Segment Reporting: In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Based on the provisions of SFAS 131 and the manner in which its chief operating decision maker analyzes the business, the Company has determined that it does not have separately reportable operating segments (see Note J).

Accounting for Derivatives: In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on earnings or the financial position of the Company.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE D--INVENTORIES

Inventories consist of the following:

                                               October 29,            October 30,
                                                  1999                   1998
                                                --------               --------
                                                    (Dollars in thousands)
   Service parts                                $  1,170              $  1,818
   Materials                                       6,205                 5,671
   Work-in-process                                 1,910                 2,713
   Finished goods                                  1,752                 1,108
                                                --------              --------
                                                $ 11,037              $ 11,310
                                                ========              ========


NOTE E--INCOME TAXES

                                                   For the Fiscal Year Ended
                                            October 29,   October 30,   October  31,
                                                1999          1998         1997
                                              -------       -------       -------
                                                    (Dollars in thousands)
The components of (loss) income from
continuing operations before income
taxes based on the location of operations,
consist of the following:
   Domestic                                   $(3,366)      $ 4,795       $ 2,198
   Foreign                                       (271)         (232)          930
                                              -------       -------       -------
                                              $(3,637)      $ 4,563       $ 3,128
                                              =======       =======       =======

Income tax (benefit) provision includes:
Current:

   Federal                                    $    13       $   177       $    --
   Foreign                                        623           455            40
   State and local                                 31           151            --
                                              -------       -------       -------
     Total current                                667           783            40
                                              -------       -------       -------

Deferred:

   Federal                                    $(1,048)      $ 1,513       $   829
   Foreign                                       (310)         (316)          515
   State and local                               (138)           69            89
                                              -------       -------       -------
     Total deferred                            (1,496)        1,266         1,433
                                              -------       -------       -------

Total income tax (benefit) provision          $  (829)      $ 2,049       $ 1,473
                                              =======       =======       =======

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E--INCOME TAXES--Continued

The consolidated effective tax rates are different than the U.S. Federal statutory rate. The differences result from the following:

                                             For the Fiscal Year Ended
                                      ---------------------------------------
                                      October 29,    October 30,  October 31,
                                          1999          1998         1997
                                         -----          ----         ----
Statutory rate                           (34.0)%        34.0%        34.0%
Tax effect of foreign operations           6.7           1.6          1.4
State taxes                               (1.9)          3.2          3.0
Goodwill                                   5.1           4.1          6.0
Other - net                                1.3           2.0          2.7
                                         -----          ----         ----
Effective tax rate                       (22.8)%        44.9%        47.1%
                                         =====          ====         ====

Deferred income taxes reflect the net tax effects of changes in the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                      October 29,      October 30,
                                                          1999             1998
                                                         ------           ------
                                                          (Dollars in thousands)
  Deferred tax assets:
   Allowance for doubtful accounts                       $  566           $  584
   Inventory valuation                                    1,866            1,385
   Net operating loss carryforwards                       3,345            2,604
   Vacation accruals                                        495              474
   Foreign asset basis                                    1,013              702
   Foreign tax credits                                      518              356
   Warranty accruals                                        302              235
   Other -- Net                                              43              312
                                                         ------           ------

   Total deferred tax assets                             $8,148           $6,652
                                                         ======           ======

Balance sheet classification:

   Current assets                                        $4,380           $3,829
   Non-current assets                                     3,768            2,823
                                                         ------           ------

Total deferred tax assets                                $8,148           $6,652
                                                         ======           ======

As of October 29, 1999, the Company had a net operating loss carryforward of $8,989,000, of which $1,764,000 expires in 2009, $3,169,000 expires in 2011,
$2,224,000 expires in 2012 and $1,832,000 expires in 2013.

As of October 29, 1999, certain foreign subsidiaries had undistributed earnings aggregating $1,987,000, which are considered permanently invested; accordingly, no federal income taxes have been provided. Determination of the amount of unrecognized deferred U.S. income tax liability is not practical because foreign tax credits should be available to reduce some or all of the U.S. liability.

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

NOTE F--STOCK OPTIONS

The Company assumed the Triple-I 1976 Employees' Stock Option Incentive Plan ("Employees' Plan" as amended November 5, 1998) and the Triple-I 1992 Directors' Stock Option Plan ("Directors' Plan" as amended November 5, 1998), and has established the 1995 Employees' Incentive Stock Option Plan ("1995 Plan" as amended September 18, 1998). Since the assumption of the Triple-I plans, shares of the Company have been issued instead of the shares of Triple-I. A summary of each of these plans follows:

Employees' Plan: The plan provides for the granting, until August 2002, of options to acquire up to 950,000 shares of common stock at a price equal to at least 100% of the fair market value of the Company's stock on the date of grant. Options may have terms up to ten years and may be exercised commencing one year after the date of grant. Options to purchase 173,000 shares at $4.25 per share, market value at the date of grant, were granted in fiscal 1999, of which 48,500 were to officers of Volt, most of which were to parties who are also officers and board members of Autologic. Available for future grants under this plan at October 29, 1999 were 55,500 shares (224,500 shares at October 30, 1998 and 218,500 shares at October 31, 1997).

Directors' Plan: The plan provides for the granting, until May 2004 or ten years from the effective date of the last amendment to the plan, of options to acquire up to 80,000 shares of common stock at a price equal to at least 100% of the fair market value of the Company's stock on the date of grant. Options granted have a term of ten years and vest at the rate of 20% of the number of shares originally subject to the option annually, on a cumulative basis commencing one year after the date of grant. Included in options granted in fiscal 1999 were options to purchase 20,000 shares, at market value, of the Company's common stock, granted to non-employee directors. Available for future grants under this plan at October 29, 1999 were 51,000 shares (71,000 shares at October 30, 1998 and 63,000 shares at October 31, 1997).

1995 Plan: The plan provides for the granting, until November 2005, of options to purchase up to 150,000 shares of the Company's common stock at a price equal to at least 100% of the fair market value of the Company's common stock on the date of grant to employees or consultants of the Company and its subsidiaries. Options may have terms up to ten years. Available for future grants under the plan at October 29, 1999 were 28,000 shares (27,000 shares at October 30, 1998 and 26,500 at October 31, 1997).

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F--STOCK OPTIONS--Continued

Options Outstanding:

                                        Employees' Plan            Directors' Plan              1995 Plan
                                    -----------------------     ----------------------    -----------------------
                                                  Weighted                   Weighted                  Weighted
                                    Number         Average      Number       Average      Number        Average
                                      of          Exercise        of         Exercise       of          Exercise
                                    Shares          Price       Shares         Price      Shares          Price
                                    -----------------------     ----------------------    -----------------------
Outstanding, November 2, 1996       345,000       $    8.02     12,000       $    8.67    132,500       $   12.16
  Granted                                --           --            --           --         2,500            4.50
  Expired                           (59,000)           7.66         --           --            --           --
  Forfeited                        (201,000)           8.12     (4,000)           7.25    (11,500)          12.00
                                   --------                     ------                    -------

Outstanding, October 31, 1997        85,000            8.05      8,000            9.38    123,500           12.02
  Granted                                --           --            --           --         4,000            3.75
  Expired                           (30,500)           8.00         --           --            --           --
  Forfeited                         (18,500)           8.39     (8,000)           9.38     (4,500)
                                   --------                     ------                    -------
                                                                                                            12.00

Outstanding, October 30, 1998        36,000            7.92         --           --       123,000           11.75
  Granted                           173,000            4.25     20,000            4.25         --           --
  Expired                           (13,500)           8.19         --           --            --           --
  Forfeited                          (5,000)           5.00         --           --        (1,000)          12.00
                                   --------                     ------                    -------

Outstanding, October 29, 1999       190,500       $    4.65     20,000       $    4.25    122,000       $   11.75
                                   --------                     ------                    -------

Price ranges of outstanding and exerciseable options as of October 29, 1999 are summarized below:

                                                  Outstanding Options              Exerciseable Options
                                           --------------------------------        ---------------------
                                            Number     Remaining   Weighted        Number      Weighted
   Range of                                   of         Life       Average          of         Average
   Exercise Prices                          Shares      (Years)      Price         Shares        Price
                                           -------     ---------   --------        ------      --------
   Employees' Plan

      $7.75 - 7.75                          21,500         1         $7.75           21,500     $ 7.75
      $4.25 - 4.25                         169,000         9          4.25               --         --

   Directors'  Plan

      $4.25 - 4.25                          20,000         9          4.25               --         --

   1995 Plan

      $3.75 - 4.50                           6,500         8          4.04            3,300       4.32
      $12.00 - 13.20                       115,500         5        $12.19          115,500     $12.19

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE F--STOCK OPTIONS--Continued

At October 29, 1999, options to purchase 140,300 shares were exercisable at a weighted average price of $11.32 per share.

The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," to account for options granted under the stock option plans. No compensation cost is recognized because all option exercise prices have been equal to at least the market price of the underlying stock on the date of grant. Had compensation cost for this plan been determined at the grant dates for awards under the optional method provided for by SFAS No. 123, "Accounting and Disclosure for Stock Based Compensation," pro forma net (loss) income (in thousands) and earnings per share would have been:

                                           1999            1998           1997
                                        ---------       ---------      ---------
Pro forma net (loss) income             $  (2,955)      $   2,512      $   1,297
Pro forma basic and diluted
      (loss) earnings per share         $   (0.51)      $    0.43      $    0.22

The fair value of each option grant is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998, and 1997: Risk-free interest rates of 6%, 4.4%, and 6%, respectively, expected volatility of .69, .67, and .81, respectively, an expected life of the options of 3 years and no dividends. These assumptions resulted in weighted average fair values of $2.82, $2.45, and $2.82 per share for stock options granted in 1999, 1998, and 1997, respectively. For purposes of pro forma disclosure, the estimated fair value of options is amortized over the options' vesting period.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options, such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models (see above) are highly subjective, particularly the expected stock price volatility of the underlying stock. Because changes in these subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

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

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE H--COMMITMENTS

Future minimum rental commitments as of October 29, 1999 for all noncancelable operating leases are as follows:

         Fiscal                                                   Office
          Year                                   Total             Space           Equipment
         ------                                  -----            ------           ---------
                                                          (Dollars in thousands)

         2000                                    1,706             1,544              162
         2001                                      654               515              139
         2002                                      456               385               71
         2003                                      287               261               26
         2004                                      183               178                5
         Thereafter                                892               892               --

Rental expense for all operating leases for fiscal years 1999, 1998 and 1997 was $1,799,000, $2,056,000 and $1,960,000, respectively. Many of the leases also require the Company to pay property taxes, insurance and ordinary repairs and maintenance. (See Note N)

NOTE I--CONTINGENCIES

The Company is currently involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such claims and actions will not have a materially adverse effect on the Company's financial position or results of operations.

NOTE J--OPERATING SEGMENTS

The Company operates in one principal operating segment which consists of designing, developing, manufacturing, assembling, integrating, marketing, selling and servicing computerized image-setting and publication systems and equipment and software that automate the various pre-press production steps in the publishing process. The Company products are primarily marketed and sold to the newspaper publishing industry, the commercial printing industry and other organizations having internal publishing facilities. Foreign operations are conducted through the Company's subsidiaries. Export sales from the United States to such entities are generally priced above cost but below end-user prices.

Operating profit is comprised of total revenues less operating expenses. In computing operating profit, none of the following items have been added or deducted: interest expense, interest income, foreign exchange gain (loss), other income (expense) and income taxes. Identifiable assets of geographic areas are those assets that are used in the Company's operations in the specified area.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE J--OPERATING SEGMENTS--Continued

The following table contains information relating to the Company's operations in various geographical areas:

                                                                                  Year Ended
                                                                     ---------------------------------------
                                                                     October 29,  October 30,    October 31,
                                                                        1999          1998          1997
                                                                      --------      --------      --------
                                                                              (Dollars in thousands)
   Revenues:
   United States:
     Unaffiliated United States customers                             $ 36,693      $ 47,829      $ 39,258
     Affiliated United States customers                                    197           388           453
     Export sales, unaffiliated foreign customers,
       principally in Canada, South and
       Central America                                                   5,350         9,038         8,469
     Export sales-interarea transfers                                   10,054        11,392        14,335
                                                                      --------      --------      --------
                                                                        55,294        68,647        62,515
   Europe:
     Unaffiliated customers
       Germany                                                           8,654         6,424         8,978
       Other countries                                                  11,918        15,747        15,867
                                                                      --------      --------      --------
                                                                        20,572        22,171        24,845
   Australia:
     Unaffiliated customers                                              6,046         7,602        10,847
   Canada:
     Unaffiliated customers                                                800           589           754
   Eliminations-interarea transfers                                    (10,054)      (11,392)      (14,335)
                                                                      --------      --------      --------
                                                                      $ 72,658      $ 87,617      $ 84,626
                                                                      --------      --------      --------
Operating (loss) profit:
   United States                                                        (4,675)     $  3,556      $  1,314
   Germany                                                               1,231           631         1,119
   Other European countries                                               (194)          369           275
   Australia                                                              (473)         (211)          272
   Canada                                                                  416           239           106
   Eliminations                                                            125           137            21
                                                                      --------      --------      --------
                                                                      $ (3,570)     $  4,721      $  3,107
                                                                      ========      ========      ========
Identifiable assets:
   United States                                                      $ 46,869      $ 48,606      $ 43,576
   Germany                                                               3,886         4,542         4,407
   Other European countries                                              4,932         5,973         6,814
   Australia                                                             3,466         4,231         3,959
   Canada                                                                  765           720         1,246
   Eliminations                                                         (7,237)       (7,818)       (6,406)
                                                                      --------      --------      --------
                                                                      $ 52,681      $ 56,254      $ 53,596
                                                                      ========      ========      ========
Liabilities of entities comprising the Company's
   foreign operations                                                 $  4,973      $  5,598      $  4,129
                                                                      ========      ========      ========

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE K--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for fiscal years ended October 29, 1999 and October 30, 1998. Each quarter contains thirteen weeks.

                                                Fiscal 1999 Quarters
                                    First       Second         Third        Fourth
                                  --------     --------      --------      --------
                                   (Dollars in thousands, except per share amounts)
Net sales                         $ 18,796     $ 19,568      $ 16,580      $ 17,714
Gross profit                         7,367        7,414         6,211         5,777

Income (loss) from continuing

   operations                           30         (131)       (1,453)       (1,254)
                                  --------     --------      --------      --------
Net income (loss)                 $     30     $   (131)     $ (1,453)     $ (1,254)
                                  ========     ========      ========      ========

Basic and diluted (loss)

   per share:                     $     --     $   (.02)     $  (0.25)     $  (0.22)
                                  ========     ========      ========      ========



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
                               =======     =======     =======     =======

Sales are generally highest in the fourth fiscal quarter when customers are preparing for their high-volume production period and lowest in the first fiscal quarter due to the holiday season, which is a peak publishing period when customers are reluctant to install and test new equipment.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE L--EMPLOYEE BENEFITS

The Company has a savings plan, which permits eligible employees to make contributions on a pre-tax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company does not match employees' contributions.

NOTE M--FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash investments and accounts receivable. At October 29, 1999, the Company's cash investments were primarily in investment grade, short-term instruments. Concentrations of credit risk with respect to the receivables are limited due to the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. The Company makes periodic evaluations of the credit worthiness of its customers' financial condition and generally requires a deposit upon acceptance of the order.

The Company purchases foreign currency option contracts to hedge the adverse impact on its foreign currency receivables when the dollar strengthens against the related foreign currencies. Foreign exchange (gains) losses in the accompanying statements of operations include (1) any gains on option contracts, which are recognized in income in the same period as losses on the hedged receivables and reduced dollar amount of sales and (2) the premium cost of option contracts, which is amortized over the contract period. At October 29, 1999, the Company owned options, all of which expire in the first quarter of fiscal 2000, purchased at a cost of $80,925, to exchange various European currencies for U.S. dollars, in the aggregate notional amount of $4,000,000. There are no unrealized gains or losses on these contracts at such date. The counterparty to the currency option contracts is a major bank. Credit loss from counterparty nonperformance is not anticipated.

The carrying amount of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value as of October 29, 1999 and October 30, 1998 due to the relatively short maturity of these instruments.

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

The Company incurred $36,000 in legal fees each year, payable to Volt for the years ended October 29, 1999, October 30, 1998 and October 31, 1997 under a $3,000 per month retainer arrangement that provides the Company access to Volt's in-house legal staff.

As of October 29, 1999, October 30, 1998 and October 31, 1997, the Company had $84,000, $202,000 and $265,000, respectively, payable to Volt.

The Company sells equipment and service to Volt for resale and internal use. These sales to Volt, if for resale, are priced at approximately 80% of normal end-user prices and, if for internal use, at normal end-user prices.

The following is an analysis of the intercompany account with Volt:

                                                                   For the Fiscal Year Ended
                                                             October 29,   October 30,  October  31,
                                                                 1999         1998           1997
                                                               -------       -------       -------
                                                                      (Dollars in thousands)
Balance payable at beginning                                   $   202       $   265       $   771
   Charges from Volt:
   Rent                                                            776           776           781
   Interest                                                        ---            --             2
   Legal                                                            36            36            36
   Temporary staffing                                              224           180           231
   Capital asset purchases                                          --            --           321
                                                               -------       -------       -------
                                                                 1,036           992         1,371
                                                               -------       -------       -------
Expenditures paid by Volt
on behalf of and reimburseable by the Company:
   Insurance                                                        79            --           246
   Real estate taxes                                                84           121            79
   Foreign currency option premiums,
       net of gains - See Note M                                   (91)          167          (389)
   Other                                                           356           210           374
                                                               -------       -------       -------
                                                                   428           498           310
                                                               -------       -------       -------

Sales to Volt                                                     (196)         (379)         (453)
Cash transfers paid to Volt                                     (1,386)       (1,174)       (1,734)
                                                               -------       -------       -------
Balance payable to Volt at end of year                         $    84       $   202       $   265
                                                               =======       =======       =======
Average quarterly balance payable to Volt during the year      $    88       $   119       $   230
                                                               =======       =======       =======

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE N--RELATED PARTY TRANSACTIONS WITH VOLT--Continued

A three-year lease, commencing on January 29, 1996, the effective date of the Merger, was entered into between the Company, as lessee, and a wholly-owned subsidiary of Volt, as lessor, for space previously occupied by Autologic as its headquarters and manufacturing facility in Thousand Oaks, California. The Company paid rent to Volt of $776,000 in 1999, $776,000 in 1998 and $781,000 in
1997. The lease, which expired in January 1999 and which was based on prevailing rentals in the area, has continued on a month-to-month basis. The lease also provides for the Company to pay all real estate taxes, insurance, utilities and repairs related to the facility. The Company believes these sums are fair and reasonable for the premises.

During fiscal year 1999 and 1998, the Company's United Kingdom subsidiary agreed to provide certain on-going financial services to Volt's European subsidiaries, for which Volt paid the Company the sum of $44,527 and $73,567 respectively. The Company believes these sums are fair and reasonable for the services provided.

NOTE O--DISCONTINUED OPERATIONS

During the first quarter of fiscal 1997, the Company disposed of the assets of, and discontinued the operations of, Digiflex, its advertisement delivery division, which was acquired at the end of January 1996. Digiflex was sold in exchange for the retirement of 10,500 shares of the Company's common stock, which was previously held by an unaffiliated third party. The loss from discontinued operations for the twelve months ended October 31, 1997 includes an operating loss of $128,000 on revenues of $82,000 and a loss on disposal of $75,000; no income tax benefits have been allocated to the loss in 1997.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

The information called for by Part III (Items 10, 11, 12 and 13) of Form 10-K (except information as to the Company's executive officers, which information follows Item 4 in this Report) will be included in the Company's Proxy Statement which the Company intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year ended October 29, 1999, and is hereby incorporated by reference to such Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)(1).  Financial Statements

           The following consolidated financial statements are included in Item
8:

                                                                                    Page
                                                                                    ----
           Consolidated Balance Sheets--October 29, 1999 and October 30, 1998        21
           Consolidated Statements of Operations--Years ended October 29, 1999,
              October 30, 1998 and October 31, 1997                                  22
           Consolidated Statements of Stockholders' Equity--Years ended
              October 29, 1999, October 30, 1998 and October 31, 1997 23
           Consolidated Statements of Cash Flows--Years ended October 29, 1999,
              October 30, 1998 and October 31, 1997                                  24

           Notes to Consolidated Financial Statements                                26

14(a)(2).  Financial Statement Schedule

           The following consolidated financial statement schedule is included in response to Item 14(d)

           Schedule II--Valuation and qualifying account                            S-1

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

Exhibit    Description


10.1(a)+   Employment Agreement between the Company and Dennis Doolittle.
           (Incorporated by reference to Exhibit 10.1(b) to Amendment No. 1 to the Company's Registration Statement on Form S-4, No. 333-99278.)

10.2(a)+ Triple-I's 1976 Employees' Incentive Stock Option Plan, as extended, amended and assumed by the Company and amended through November 5, 1998. (Incorporated by reference to Exhibit 10.2(a) to the Company's
           Annual Report on Form 10-K for the fiscal year ended October 30, 1998, file No. 0-29396).

10.2(b)+   Triple-I's 1985 Directors' Stock Option Plan, as assumed by the
           Company and amended through November 5, 1998. (Incorporated by reference to Exhibit 10.2(b) to the Company's Annual Report on Form
           10-K for the fiscal year ended October 30, 1998, file No. 0-29396).

10.2(c)+   The Company's 1995 Stock Option Plan as amended through September 18,
           1998. (Incorporated by reference to Exhibit 10.2(c) to the Company's
           Annual Report on Form 10-K for the fiscal year ended October 30, 1998, file No. 0-29396).

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

21.1*      Subsidiaries of the Company

23.1*      Consent of Ernst & Young LLP, Independent Auditors

27*        Financial Data Schedule

----------
*    Filed herewith
+    Management contract or compensation plan or arrangement

14(b).   Reports on Form 8-K

There were no Reports on Form 8-K filed during the fourth quarter of the year ended October 29, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AUTOLOGIC INFORMATION INTERNATIONAL,
                                          INC.

Dated:  Thousand Oaks, California
        January 20, 2000
                                             BY: /s/ William Shaw
                                                 -------------------------------
                                                 William Shaw
                                                 Chairman of the Board, Director
                                                 and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                             Title                                             Date
---------                             -----                                             ----
/s/William Shaw                       Chairman of the Board,                            January 20, 2000
---------------------------------     Director and Chief Executive Officer
William Shaw

/s/Anthony F. Marrelli                Chief Financial Officer                           January 20, 2000
---------------------------------
Anthony F. Marrelli

/s/ Ian T. B. Young                   Controller and Principal Accounting               January 20, 2000
---------------------------------     Officer
Ian T. B. Young

/s/Dennis D. Doolittle                Director                                          January 20, 2000
---------------------------------
Dennis D. Doolittle

/s/James J. Groberg                   Director                                          January 20, 2000
---------------------------------
James J. Groberg

/s/Jerome Shaw                        Director                                          January 20, 2000
---------------------------------
Jerome Shaw

/s/ Alden L. Edwards                  Director                                          January 20, 2000
---------------------------------
Alden L. Edwards

/s/ EuGene L. Falk                    Director                                          January 20, 2000
---------------------------------
EuGene L. Falk

/s/ Paul H. McGarrell                 Director                                          January 20, 2000
---------------------------------
Paul H. McGarrell

/s/ Leroy M. Bell                     Director                                          January 20, 2000
---------------------------------
Leroy M. Bell

AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

Column A                              Column B              Column C               Column D        Column E
--------                             ----------     -------------------------      --------        ---------
                                                            Additions
                                     Balance at     Charged to     Charged to                      Balance
                                     Beginning      Costs and         Other                        at End
                                     of Period       Expenses       Accounts      Deductions       of Period
                                     ----------     ----------     ----------     ----------       ---------
Description

Year ended October 29, 1999:
    Deducted from asset accounts:
    Allowance for uncollectible
    accounts                         $1,844,000    $511,000(1)         --          $854,000(2)    $1,501,000

Year ended October 30, 1998:
    Deducted from asset accounts:
    Allowance for uncollectible
    accounts                         $1,828,000    $196,000(1)         --          $180,000(2)    $1,844,000

Year ended October 31, 1997:
    Deducted from asset accounts:
    Allowance for uncollectible
    accounts                         $2,221,000    $508,000(1)         --          $901,000(2)    $1,828,000




(1) Includes a foreign currency translation loss of $11,000 (1999), gain of $13,000 (1998) and a loss of $64,000 (1997).

(2)  Write-off of uncollectible accounts, net of recoveries.

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

10.2(a)+ Triple-I's 1976 Employees' Incentive Stock Option Plan, as extended, amended and assumed by the Company and amended through November 5, 1998. (Incorporated by reference to Exhibit 10.2(a) to the Company's
           Annual Report on Form 10-K for the fiscal year ended October 30, 1998, file No. 0-29396.)

10.2(b)+   Triple-I's 1985 Directors' Stock Option Plan, as assumed by the
           Company and amended through November 5, 1998. (Incorporated by reference to Exhibit 10.2(b) to the Company's Annual Report on Form
           10-K for the fiscal year ended October 30, 1998, file No. 0-29396.)

10.2(c)+   TheCompany's 1995 Stock Option Plan as amended through September 18,
           1998. (Incorporated by reference to Exhibit 10.2(c) to the Company's
           Annual Report on Form 10-K for the fiscal year ended October 30, 1998, file No. 0-29396.)

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

21.1*      Subsidiaries of the Company

23.1*      Consent of Ernst & Young LLP, Independent Auditors

27*        Financial Data Schedule

----------

*    Filed herewith
+    Management contract or compensation plan or arrangement