Form 10-Q
period 2000-01-28
AUTOLOGIC INFORMATION INTERNATIONAL INC
filed 2000-03-10
CIK 1003477

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

For the quarter ended January 28, 2000

        OR

[___] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from _______________________ to ______________________

Commission File No. 0-29396

                    AUTOLOGIC INFORMATION INTERNATIONAL, INC.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                           13-3855697
-------------------------------                            ---------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

1050 Rancho Conejo Boulevard, Thousand Oaks, CA                   91320
------------------------------------------------                 -------
   (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (805) 498-9611


                                 Not Applicable
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding as of March 3, 2000 was 5,787,970.

                         PART I - FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          January 28,     October 29,
                                                             2000             1999
                                                          -----------     -----------
                                                          (Unaudited)
                                                            (Dollars in thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                $  12,866       $  13,421
  Accounts receivable less allowance for doubtful
    accounts of $1,436 (2000) and $1,501 (1999)               14,184          12,478
  Inventories-See Note C                                      11,460          11,037
  Deferred income tax benefit-See Note D                       4,558           4,380
  Prepaid expenses and other assets                            1,386           1,460
                                                           ---------       ---------
        Total current assets                                  44,454          42,776

PROPERTY AND EQUIPMENT, at cost net of
  accumulated depreciation and amortization
  of $7,718 (2000) and $7,150 (1999)                           5,064           5,389

DEFERRED INCOME TAX BENEFIT-See Note D                         3,768           3,768

EXCESS OF PURCHASE PRICE OVER NET ASSETS
  ACQUIRED, net of amortization of $2,203 (2000)
  and $2,065 (1999)-See Note B                                   550             688

OTHER ASSETS                                                      56              60
                                                           ---------       ---------

                                                           $  53,892       $  52,681
                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                         $   3,112       $   4,242
  Payable to Volt-See Notes E and F                              152              84
  Accrued payroll and related liabilities                      2,963           3,291
  Accrued expenses                                             2,251           2,148
  Customer advances                                            7,715           5,194
  Income  taxes payable                                          557             598
                                                           ---------       ---------
        Total current liabilities                             16,750          15,557

STOCKHOLDERS' EQUITY-See Notes B and G
  Preferred stock, par value $0.01
    Authorized-1,000,000 shares; issued - none                    --              --
  Common stock, par value $0.01
    Authorized - 12,000,000 shares; issued and
        outstanding 5,787,970 shares in 1999 and 1998             58              58
  Paid-in capital                                            112,620         112,620
  Accumulated deficit                                        (75,536)        (75,554)
                                                           ---------       ---------
                                                              37,142          37,124
                                                           ---------       ---------

                                                           $  53,892       $  52,681
                                                           =========       =========

                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      For the Three Months Ended
                                                      ---------------------------
                                                      January 28,     January 29,
                                                         2000            1999
                                                      -----------     -----------
                                                (In thousands, except per share amounts)
REVENUES
  Systems and equipment                                $ 11,535        $ 12,746
  Customer service and support                            6,113           6,050
                                                       --------        --------
                                                         17,648          18,796
                                                       --------        --------
OPERATING COSTS AND EXPENSES
  Cost of systems and equipment                           6,606           6,912
  Cost of customer service and support                    4,120           4,517
                                                       --------        --------
    Gross margin                                          6,922           7,367

  Operating expenses                                      6,774           7,179
  Charges from Volt-See Notes E and F
    Rent                                                    194             194
    General and administrative                                9               9
                                                       --------        --------

OPERATING LOSS                                              (55)            (15)
                                                       --------        --------

OTHER INCOME (EXPENSE)
  Interest income                                           147             127
  Foreign exchange loss                                     (70)            (49)
  Other, net                                                 10             (12)
                                                       --------        --------
                                                             87              66
                                                       --------        --------

INCOME FROM OPERATIONS
  BEFORE INCOME TAXES                                        32              51

INCOME TAX PROVISION-See Note D                              14              21
                                                       --------        --------

NET INCOME                                             $     18        $     30
                                                       ========        ========


BASIC AND DILUTED EARNINGS
    PER SHARE -See Note G                              $   0.00        $   0.01
                                                       ========        ========


Average number of shares outstanding-Basic                5,788           5,788
                                                       ========        ========

Average number of shares outstanding-Diluted              5,788           5,788
                                                       ========        ========



                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                Common Stock
                                               $0.01 Par Value
                                         --------------------------         Paid-In        Accumulated
                                          Shares            Amount          Capital          Deficit
                                         ---------        ---------        ---------       -----------
                                                            (Dollars in thousands)
Balance at October 29, 1999              5,787,970        $      58        $ 112,620        $ (75,554)
  Net income for the three months               --               --               --               18
                                         ---------        ---------        ---------        ---------
Balance at January 28, 2000              5,787,970        $      58        $ 112,620        $ (75,536)
                                         =========        =========        =========        =========



                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        For the Three Months Ended
                                                                       ----------------------------
                                                                       January 28,      January 29,
                                                                          2000             1999
                                                                       -----------      -----------
                                                                           (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $     18         $     30
  Adjustments to reconcile net income to net
    cash applied to operating activities:
      Depreciation                                                           578              569
      Amortization                                                           138              138
      Provision for doubtful accounts                                         35              201
      Gains on foreign currency translation                                 (185)            (139)
      Loss (gain) on dispositions of property and equipment                  138              (14)
      Deferred income taxes                                                 (168)             (17)
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                        (2,015)             852
        Increase in inventories                                             (423)            (962)
        Decrease (increase) in prepaid expenses and other assets              78             (919)
        Decrease in accounts payable                                        (998)            (399)
        Decrease in accrued expenses                                        (227)            (913)
        Increase in customer advances                                      2,625              372
        (Decrease) increase in income taxes payable                          (51)               9
        Increase (decrease) in payable to Volt                                68              (11)
                                                                        --------         --------


NET CASH APPLIED TO OPERATING ACTIVITIES                                    (389)          (1,203)
                                                                        --------         --------

CASH FLOWS APPLIED TO INVESTING ACTIVITIES
    Purchases of property and equipment                                     (391)            (423)
                                                                        --------         --------

Effect of exchange rate changes on cash                                      225              252
                                                                        --------         --------

NET DECREASE IN CASH  AND CASH EQUIVALENTS                                  (555)          (1,374)

Cash and cash equivalents, beginning of period                            13,421           11,871
                                                                        --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 12,866         $ 10,497
                                                                        ========         ========


SUPPLEMENTAL CASH TRANSACTIONS
 Cash paid during the period:
   Interest expense                                                     $      1         $     --
   Income tax                                                           $    231         $    136


                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at January 28, 2000 and results of operations and cash flows for the three months ended January 28, 2000 and January 29, 1999. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended October 29, 1999. The accounting policies used in preparing these financial statements are the same as those described in that Report. The Company's fiscal year ends on the Friday nearest October 31 and its fiscal quarters end on the Friday nearest the last day of January, April and July. The 2000 fiscal year will contain 53 weeks compared with 52 weeks in fiscal year 1999.


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


NOTE C--INVENTORIES

Inventories consist of:

                                                January 28,     October 29,
                                                   2000            1999
                                                -----------     -----------
                                                   (Dollars in thousands)
      Service parts                              $  1,104        $  1,170
      Materials                                     7,201           6,205
      Work-in-process                               1,606           1,910
      Finished goods                                1,549           1,752
                                                 --------        --------
                                                 $ 11,460        $ 11,037
                                                 ========        ========

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (Unaudited)

NOTE D--INCOME TAXES

Income taxes are provided using the liability method. Significant components of the income tax provision attributable to operations are as follows:


                                                      For the Three Months Ended
                                                      --------------------------
                                                      January 28,    January 29,
                                                         2000           1999
                                                      -----------    -----------
                                                            (Dollars in thousands)
  Current Taxes:
    Federal                                             $  236         $   57
    State and local                                         36             34
    Foreign                                                (90)           (53)
                                                        ------         ------
      Total current                                        182             38
                                                        ------         ------

  Deferred Taxes:
    Federal                                               (150)           (11)
    State and local                                        (18)            (6)
    Foreign                                                 --             --
                                                        ------         ------
      Total deferred                                      (168)           (17)
                                                        ------         ------

  Total income tax provision                            $   14         $   21
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


NOTE E--CHARGES FROM VOLT

Volt incurs certain costs on behalf of the Company for which the Company reimburses Volt and, accordingly, such costs are reflected in the Company's results of operations. In addition, during the three months ended January 28, 2000 and January 29, 1999, the Company incurred $9,000 in legal fees payable to Volt under a $3,000 per month retainer arrangement that provides the Company access to Volt's in-house legal staff. At January 28, 2000, the Company had a $152,000 payable to Volt as a result of costs paid by Volt on behalf of the Company including amounts owed under the retainer arrangement.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (Unaudited)


NOTE F--RELATED PARTY TRANSACTIONS

A three-year lease, commencing on the effective date of the mergers, was entered into between the Company, as lessee, and a wholly-owned subsidiary of Volt, as lessor, for space previously occupied by Autologic as its headquarters and manufacturing facility in Thousand Oaks, California. Pursuant to the terms of the lease, as amended in December 1996, the Company's Board of Directors established a new rental rate based on prevailing rates in the general area, which resulted in a slight decrease in rent. The lease also provides for the Company to pay all real estate taxes, insurance, utilities and repairs related to the facility. The Company and the Landlord have continued to operate under the terms of the lease since its expiration in January 1999. During the three months ended January 28, 2000 and January 29, 1999, the Company paid rent to Volt of $194,000.


NOTE G--PER SHARE DATA

The Company calculates per share data in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Under SFAS No. 128 earnings per share data is calculated for basic and diluted earnings per share. Basic earnings per share excludes dilutive securities including stock options, and is calculated using the weighted average common shares outstanding for the period. Diluted earnings per share reflects the dilution to earnings that would occur if stock options and other dilutive securities resulted in the issuance of common stock. Substantially all common stock equivalent shares from stock options (330,500 and 345,000 in 2000 and 1999, respectively) have been excluded from the computation of diluted earnings per share because the effect would be antidilutive since the option prices were greater than the average market prices of the Company's common stock during the quarters.


NOTE H--REVENUE RECOGNITION

Revenues are recognized when products are shipped and services are rendered, less estimated returns and warranty costs for which provisions are made at the time of sale. The Company also generates revenues from support and maintenance contracts, which generally provide for the Company to provide technical support and maintenance to its customers on its products. Support and maintenance revenues are recognized ratably over the contract periods.


NOTE I--CONTINGENCIES

The Company is currently involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such claims and actions will not have a materially adverse effect on the Company's financial position or results of operations.


NOTE J--SUBSEQUENT EVENT

On February 18, 2000, the Company announced that it had terminated all sales and engineering activities on its Laser Cinema Recorder. The Laser Cinema Recorder had been used in the production of many major motion pictures over the past three years. However, sales of the product had never reached business plan expectations. The Company will continue to provide field service, technical support, spare parts, and other support, to existing users. The Company has previously provided for all associated manufacturing inventory write-offs.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In order to keep investors informed of the Company's future plans and objectives, this report (and other reports and statements issued by the Company and its officers from time to time) contains certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements". The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes it is in the best interests of investors to take advantage of the "safe harbor" provisions of that Act. Although the Company believes that its expectations are based on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

- general economic and business conditions in the United States and in the overseas markets where the Company distributes products, including the impact of the major economic problems currently occurring in Asia and Latin America;

-   the impact of the strengthening dollars in international prices;

- the Company's ability to successfully expand its market base beyond its traditional newspaper market;

- potential changes in customer spending and purchasing policies and practices;

- the continuing availability of components, sub-assemblies, parts and end items, and dependence on third parties for some components;

- risks inherent in new product introductions, such as start-up delays, uncertainty of customer acceptance;

-   the success of the Company's new Computer-to-Plate imager;

-   the Company's ability to maintain superior technological capability;

- the Company's ability to foresee changes and to identify, develop and commercialize innovative and competitive products and systems in a timely and cost effective manner and achieve customer acceptance in markets characterized by rapidly changing technology and frequent new product introductions;

- the Company's ability to meet competition in its highly competitive markets with minimal impact on prices and margins;

- the Company's ability to attract and retain certain classifications of technologically qualified personnel, particularly in the areas of research and development and customer service;

- the Company's ability to generate cash flows and obtain financing to support its operations and growth; and,

-   the impact of the introduction of the Euro currency.


Results of Operations

Three months ended January 28, 2000 compared to three months ended January 29, 1999

In the three month period ended January 28, 2000, revenues decreased by $1,148,000, or 6.1%, due to a decrease of $1,211,000, or 9.5%, in sales of systems and equipment, partially offset by an increase of $63,000, or 1.0% in customer service sales. The decrease in systems and equipment sales both domestically and internationally was primarily due to the Y2K millennium boundary, as users who had finished testing and qualifying their systems deferred making purchases. The continuing adverse business conditions in Latin America and the Far East also contributed to lower sales during the three-month period. In addition, lower sales in Europe were the result of shipments of the Company's new Computer-to-Plate (CTP) imager at a slower pace than shipments of the 3850 film imager last year. CTP products were designed as an enhancement upon the 3850 film imager. While the price of CTP plates has begun to decline as more are used, presently the price of CTP plates used in conjunction with our technology is relatively high, delaying many potential users from investing in CTP technology. It is expected that the price of CTP plates will continue to decline, and sales of CTP equipment will increase on a worldwide basis, including the U.S. The increase in customer service and support sales was due primarily to new service contracts in Europe associated with the sales of CTPs.

Gross margins remained constant at 39.2%, with higher service and support margins, which increased 7.3 percentage points (from 25.3% to 32.6%) over the same period in 1999, being offset by lower margins on systems and equipment, which decreased 3.1 percentage points (from 45.8% to 42.7%) from the same period in 1999. The increase in service and support margins were due to higher margins domestically due to lower spare costs during the period, and internationally, due to new service contracts in Europe, associated with sales of CTPs without a corresponding increase in costs. The decrease in systems and equipment margins was due primarily to discounting in response to competition and slightly higher manufacturing costs during the period. The higher manufacturing costs resulted from higher material costs for 3850 film imagers due to lower production volumes and less price breaks provided by vendors and manufacturing variances associated with the initial roll-out of the Company's new wide versions of the CTP film imagers.

Operating expenses decreased by $405,000 from $7,179,000 in the first three months of fiscal 1999 to $6,774,000 in the first three months of fiscal 2000 due primarily to cost cutting measures implemented by the Company beginning in October 1999. Operating expenses as a percentage of sales increased by .2 percentage points (from 38.2% to 38.4%) due primarily to the lower level of sales. As part of its ongoing cost-cutting initiatives, the Company implemented a 6% worldwide reduction in staffing in February 2000. Total personnel was reduced by 25, with the majority of the layoffs occurring in the Company's Thousand Oaks facility. The Company estimates that annual savings of approximately $1.8 million will result from this action. In addition, in connection with the termination of sales and engineering activities on its Laser Cinema Recorder, the Company estimates approximately $400,000 in annual savings.

The $20,000 increase in interest income was due to a higher average (over the three-month period) cash balance in the fiscal 2000 period than in the comparable period in the prior year.

A foreign exchange loss of $70,000 was realized in the three-month period ended January 28, 2000 compared to $49,000 in the same period in 1999. The loss in both periods was due to unfavorable currency movements in the European currency markets. To reduce the potential impact from foreign currency changes on the Company's foreign currency receivables and firm commitments, foreign currency options are purchased.

The Company's effective tax rate was 43.8% for the three months ended January 28, 2000 compared to 41.2% for the comparable prior year period due primarily to higher foreign taxes.


Liquidity and Capital Resources

As of January 28, 2000, the Company had cash and cash equivalents of $12,866,000 and working capital of $27,704,000. During the three months ended January 28, 2000, the Company's operating activities used cash of $389,000, primarily for increases in accounts receivable and inventories and a decrease in accounts payable. These uses of cash in operating activities were offset by increases in customer deposits and non-cash charges, which are primarily from depreciation and amortization. Accounts receivable increased due to increases in sales of the Company's new CTP product, primarily in Europe, while accounts payable decreased primarily due to the timing of payments for material inventory purchases. Customer advances increased significantly due to orders placed for the Company's CTP product.

Investing activities used cash of $391,000 for the purchase of property and equipment. There are no major capital expenditures forecast during the balance of the fiscal year.

The Company believes that its cash on hand resources will be sufficient to meet the Company's liquidity and capital needs in the normal course of business.


Impact of Year 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. The Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. During the past three years, the Company expensed approximately $380,000 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Impact of the Euro

Several European countries have adopted as of January 1, 1999, and others are expected to adopt, a Single European Currency (the "Euro") with a transition period continuing through January 1, 2002. The Company believes, based on its experience to date, that its internal systems are, and will continue to be, Euro compatible without material modification cost. Further, the Company has not experienced to date, and does not expect, the introduction of the Euro currency to have a material adverse impact on the Company's financial position or results of operations.


ITEM 3--QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates and derivative financial instruments. To reduce the potential impact from foreign currency changes on the Company's foreign currency receivables and firm commitments, foreign currency options are purchased.

The Company maintains a portfolio of highly liquid cash equivalents maturing in three months or less from the date of purchase. Given the short-term nature of these investments, and that the Company has no borrowings outstanding, the Company is not subject to significant principal risk. However, the Company's yield return on future short-term investments could be affected at the time of reinvestment as a result of intervening events. The Company presently has no borrowings and, accordingly, does not purchase interest rate swaps or other instruments to hedge against interest rate fluctuations.

A significant portion of the Company's operations consists of sales activities in foreign locations, as the Company sells its products worldwide. The Company's financial results, therefore, could be significantly impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of the Company's sales are denominated in U.S. dollars, the Company's foreign operations are net payers in currencies other than the U.S. dollar. As such, the Company's operating results may be adversely affected by the impacts of weaker foreign currencies relative to the U.S. dollar. To mitigate the short-term effect of changes in currency exchange rates on its foreign currency based expenses and receivables, the Company purchases foreign currency option contracts to hedge the adverse impact of currency fluctuations on its foreign currency receivables and firm commitments. Management believes that due to its currency option positions that changes in currency rates would not have a significant impact on the Company's results of operations.



                           PART II - OTHER INFORMATION

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        15     Independent Accountants' Report on Review of Interim Financial
               Information from Ernst & Young LLP

        27     Financial Data Schedule

(b)     Reports on Form 8-K:

        No Reports on Form 8-K were filed during the quarter ended January 28, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AUTOLOGIC INFORMATION INTERNATIONAL, INC.


Dated:  Thousand Oaks, California
        March 10, 2000

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