Form 10-Q
period 2000-04-28
AUTOLOGIC INFORMATION INTERNATIONAL INC
filed 2000-06-09
CIK 1003477

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No Fee Required) For the quarter ended April 28, 2000

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


                                 Not Applicable
                 -----------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding as of June 1, 2000 was 5,787,970.

                         PART I - FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           April 28,       October 29,
                                                              2000            1999
                                                          -----------      ----------
                                                          (Unaudited)
ASSETS                                                      (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents                                $  13,228       $  13,421
  Accounts receivable less allowance for doubtful
    accounts of $1,128 (2000) and $1,501 (1999)               13,085          12,478
  Inventories-See Note C                                      11,932          11,037
  Deferred income tax benefit-See Note D                       4,205           4,380
  Prepaid expenses and other assets                            1,679           1,460
                                                           ---------       ---------
        Total current assets                                  44,129          42,776

PROPERTY AND EQUIPMENT, at cost net of
  accumulated depreciation and amortization
  of $7,923 (2000) and $7,150 (1999)                           4,870           5,389

DEFERRED INCOME TAX BENEFIT-See Note D                         3,768           3,768

EXCESS OF PURCHASE PRICE OVER NET ASSETS
  ACQUIRED, net of amortization of $2,341 (2000)
  and $2,065 (1999)-See Note B                                   412             688

OTHER ASSETS                                                     164              60
                                                           ---------       ---------

                                                           $  53,343       $  52,681
                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                         $   3,196       $   4,242
  Payable to Volt-See Notes E and F                               --              84
  Accrued payroll and related liabilities                      3,310           3,291
  Accrued expenses                                             1,867           2,148
  Customer advances                                            7,636           5,194
  Income  taxes payable                                           95             598
                                                           ---------       ---------
        Total current liabilities                             16,104          15,557

STOCKHOLDERS' EQUITY-See Notes B and G
  Preferred stock, par value $0.01
    Authorized-1,000,000 shares; issued - none                    --              --
  Common stock, par value $0.01
    Authorized - 12,000,000 shares; issued and
        outstanding 5,787,970 shares in 2000 and 1999             58              58
  Paid-in capital                                            112,620         112,620
  Accumulated deficit                                        (75,439)        (75,554)
                                                           ---------       ---------
                                                              37,239          37,124
                                                           ---------       ---------

                                                           $  53,343       $  52,681
                                                           =========       =========


                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    For the Three Months Ended      For the Six Months Ended
                                                    --------------------------      -------------------------
                                                    April 28,       April 30,       April 28,       April 30,
                                                      2000            1999            2000            1999
                                                    ---------       ---------       ---------       ---------
                                                            (In thousands, except per share amounts)
REVENUES
  Systems and equipment                             $  12,154       $  12,993       $  23,689       $  25,739
  Customer service and support                          6,113           6,575          12,226          12,625
                                                    ---------       ---------       ---------       ---------
                                                       18,267          19,568          35,915          38,364
                                                    ---------       ---------       ---------       ---------

OPERATING COSTS AND EXPENSES
  Cost of systems and equipment                         6,918           6,948          13,524          13,860
  Cost of customer service and support                  4,010           5,206           8,130           9,723
                                                    ---------       ---------       ---------       ---------
    Gross margin                                        7,339           7,414          14,261          14,781

  Operating expenses                                    7,015           7,484          13,789          14,663
  Charges from Volt-See Note E and F
    Rent                                                  194             194             388             388
    General and administrative                              9               9              18              18
                                                    ---------       ---------       ---------       ---------

OPERATING INCOME (LOSS)                                   121            (273)             66            (288)
                                                    ---------       ---------       ---------       ---------

OTHER INCOME (EXPENSE)
  Interest income                                         162             111             309             238
  Foreign exchange loss                                   (11)            (30)            (81)            (79)
  Other, net                                              (85)            (48)            (75)            (60)
                                                                    ---------       ---------       ---------
                                                           66              33             153              99
                                                    ---------       ---------       ---------       ---------

INCOME (LOSS) FROM OPERATIONS
    BEFORE INCOME TAXES                                   187            (240)            219            (189)

INCOME TAX (PROVISION) BENEFIT -See Note D                (90)            109            (104)             88
                                                    ---------       ---------       ---------       ---------

NET INCOME (LOSS)                                   $      97       $    (131)      $     115       $    (101)
                                                    =========       =========       =========       =========

BASIC AND DILUTED EARNINGS (LOSS)
    PER SHARE-See Note G                            $    0.02       $   (0.02)      $    0.02       $   (0.02)
                                                    =========       =========       =========       =========

Average number of shares outstanding - Basic            5,788           5,788           5,788           5,788
                                                    =========       =========       =========       =========

Average number of shares outstanding - Diluted          5,788           5,788           5,788           5,788
                                                    =========       =========       =========       =========


                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)




                                                       Common Stock
                                                      $0.01 Par Value
                                                 ------------------------       Paid-In      Accumulated
                                                  Shares         Amount         Capital        Deficit
                                                 ---------      ---------      ---------     -----------
                                                                         (Dollars in thousands)
Balance at October 29, 1999                      5,787,970      $      58      $ 112,620      $ (75,554)
  Net income for the six months (unaudited)             --             --             --            115
                                                 ---------      ---------      ---------      ---------
Balance at April 28, 2000 (unaudited)            5,787,970      $      58      $ 112,620      $ (75,439)
                                                 =========      =========      =========      =========


                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 For the Six Months Ended
                                                                 -------------------------
                                                                 April 28,       April 30,
                                                                   2000            1999
                                                                 ---------       ---------
                                                                   (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $     115       $    (101)
  Adjustments to reconcile net income (loss) to net
    cash provided by (applied to) operating activities:
      Depreciation                                                   1,120           1,149
      Amortization                                                     276             276
      Provision for doubtful accounts                                    6             208
      Gain on foreign currency translation                            (353)           (338)
      Loss (gain) on dispositions of property and equipment            156            (129)
      Deferred income taxes                                            175              20
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                  (1,304)          1,716
        Increase in inventories                                       (895)           (815)
        Increase  in prepaid expenses and other assets                (327)         (1,284)
        Decrease in accounts payable                                  (837)         (1,379)
        Decrease in accrued expenses                                  (131)           (884)
        Increase in customer advances                                2,781             382
        Decrease in income taxes payable                              (503)           (219)
        Decrease in payable to Volt                                    (84)           (202)
                                                                 ---------       ---------

NET CASH PROVIDED BY (APPLIED TO)
   OPERATING ACTIVITIES                                                195          (1,600)
                                                                 ---------       ---------

CASH FLOWS APPLIED TO INVESTING ACTIVITIES
    Purchases of property and equipment                               (757)           (850)
                                                                 ---------       ---------

NET CASH APPLIED TO INVESTING ACTIVITIES                              (757)           (850)
                                                                 ---------       ---------

  Effect of exchange rate changes on cash                              369             580
                                                                 ---------       ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (193)         (1,870)

Cash and cash equivalents, beginning of period                      13,421          11,871
                                                                 ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $  13,228       $  10,001
                                                                 =========       =========


SUPPLEMENTAL CASH TRANSACTIONS
  Cash paid during the period:
    Interest                                                     $      --       $      --
    Income taxes                                                 $     429       $     262


                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at April 28, 2000 and results of operations for the three months and six months ended April 28, 2000 and April 30, 1999, and cash flows for the six months ended April 28, 2000 and April 30, 1999. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

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

NOTE C--INVENTORIES

Inventories consist of:

                                                   April 28,      October 29,
                                                     2000            1999
                                                   ---------      ----------
                                                    (Dollars in thousands)
       Service parts                               $   1,007      $   1,170
       Materials                                       7,303          6,205
       Work-in-process                                 2,129          1,910
       Finished goods                                  1,493          1,752
                                                   ---------      ---------
                                                   $  11,932      $  11,037
                                                   =========      =========

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (Unaudited)

NOTE D--INCOME TAXES

Income taxes are provided using the liability method. Significant components of the income tax provision (benefit) attributable to operations are as follows:


                                          For the Three Months Ended      For the Six Months Ended
                                          --------------------------      -------------------------
                                          April 28,       April 30,       April 28,       April 30,
                                            2000             1999           2000            1999
                                          ---------       ---------       ---------       ---------
                                                          (Dollars in thousands)
Current Taxes:
  Federal                                 $    (211)      $      13       $      25       $      70
  State and local                                 1              18              37              52
  Foreign                                       (43)           (177)           (133)           (230)
                                          ---------       ---------       ---------       ---------
    Total current                              (253)           (146)            (71)           (108)
                                          ---------       ---------       ---------       ---------
Deferred Taxes:
  Federal                                       313              57             163              46
  State and local                                30             (20)             12             (26)
  Foreign                                        --              --              --              --
                                          ---------       ---------       ---------       ---------
    Total deferred                              343              37             175              20
                                          ---------       ---------       ---------       ---------


Total income tax provision (benefit)      $      90       $    (109)      $     104       $     (88)
                                          =========       =========       =========       =========


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

NOTE E--CHARGES FROM VOLT

Volt incurs certain costs on behalf of the Company which are reflected in the results of operations. In addition, during the six months ended April 28, 2000 and April 30, 1999, the Company incurred $18,000 in legal fees payable to Volt under a $3,000 per month retainer arrangement that provides the Company access to Volt's in-house legal staff.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (Unaudited)


NOTE F--RELATED PARTY TRANSACTIONS

A three-year lease, commencing on the effective date of the mergers, was entered into between the Company, as lessee, and a wholly-owned subsidiary of Volt, as lessor, for space previously occupied by Autologic as its headquarters and manufacturing facility in Thousand Oaks, California. Pursuant to the terms of the lease, as amended in December 1996, the Company's Board of Directors established a new rental rate based on prevailing rates in the general area, which resulted in a slight decrease in rent. The lease also provides for the Company to pay all real estate taxes, insurance, utilities and repairs related to the facility. The Company and the Landlord have continued to operate under the terms of the lease since its expiration in January 1999. During the six months ended April 28, 2000 and April 30, 1999, the Company paid rent to Volt of $388,000.

NOTE G--PER SHARE DATA

The Company calculates per share data in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." (SFAS No. 128). Under SFAS No. 128, earnings per share data is calculated for basic and diluted earnings per share. Basic earnings per share excludes dilutive securities including stock options, and is calculated using the weighted average common shares outstanding for the period. Diluted earnings per share reflects the dilution to earnings that would occur if stock options and other dilutive securities resulted in the issuance of common stock. Substantially all common stock equivalent shares from stock options (326,900 and 341,500 in 2000 and 1999, respectively) have been excluded from the computation of diluted earnings per share because the effect would be antidilutive, since the option prices were greater than the average market prices of the Company's common stock during the periods presented and, for the reported fiscal 1999 periods, the Company reported a loss.

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

On December 3, 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." The SEC Staff addresses several issues in SAB No. 101, including the timing for recognizing revenue derived from selling arrangements that involve contractual customer acceptance provisions, and installation of the product occurs after shipment and transfer of title. The Company's existing revenue recognition policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment. The Company routinely meets its installation obligations and obtains customer acceptance. Applying the requirements of SAB No. 101 to the present selling arrangements may result in a change in the Company's accounting policy for revenue recognition and the deferral of the recognition of revenue from such sales until installation is complete and accepted by the customer. The effect of the change, if any, must be recognized as a cumulative effect of a change in accounting no later than the Company's first quarter of its fiscal year ending on November 2, 2001. To the extent SAB No. 101 is relevant to its future sales arrangements, the Company intends to adopt the new accounting on November 4, 2000. At the current time, it is not possible to determine the effect this change will have on the results of operations of the Company. However, management believes the effects on liquidity, cash flow and financial position will not be material. The Company is also considering potential changes to its standard contracts for sales that could mitigate the impact of SAB No. 101.

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

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In order to keep investors informed of the Company's future plans and objectives, this report (and other reports and statements issued by the Company and its officers from time to time) contains certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements". These statements generally contain words such as "may," "should," "seeks," "believes," "expects," "anticipates," intends," "plans," "estimates," "projects," "strategies" and similar expressions or the negative of those words. The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes it is in the best interests of investors to take advantage of the "safe harbor" provisions of that Act. Although the Company believes that its expectations are based on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

- general economic and business conditions in the United States and in the overseas markets where the Company distributes products, including the impact of the major economic problems that have occurred in Asia and Latin America;

-   the impact of the strengthening dollars in international prices;

- the Company's ability to successfully expand its market base beyond its traditional newspaper market;

- potential changes in customer spending and purchasing policies and practices;

- the continuing availability of components, sub-assemblies, parts and end items on reasonable terms, and dependence on third parties for some components;

- risks inherent in new product introductions, such as start-up delays, uncertainty of customer acceptance;

-   the success of the Company's new Computer-to-Plate (CTP) imager;

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

- the Company's ability to generate cash flows and obtain financing to support its operations and growth; and,

- the impact of the introduction of the Euro currency in countries where it has not already been introduced.


Results of Operations

Three months ended April 28, 2000 compared to three months ended April 30, 1999

In the three-month period ended April 28, 2000, revenues decreased by $1,301,000, or 6.6%, from the three-month period ended April 30, 1999 due to a decrease of $839,000, or 6.5%, in sales of systems and equipment and a decrease of $462,000, or 7.0%, in customer service and support sales. The decrease in systems and equipment sales both domestically and in Europe was primarily a result of shipments of the Company's new Computer-to-Plate imager at a slower pace than shipments of the 3850 film imager last year. In addition, the continuing adverse business conditions in the Far East accounted for lower international sales during the three-month period. The decrease in customer service and support sales was due to a decline in new service contracts as a result of the lower systems and equipment sales domestically.

Gross margins increased 2.3 percentage points due to higher service and support margins, which increased 13.6 percentage points (from 20.8% to 34.4%), partially offset by lower margins on systems and equipment, which decreased 3.4 percentage points (from 46.5% to 43.1%). The increase in service and support margins was due to higher margins domestically due to lower spare and warranty costs during the period. The decrease in systems and equipment margins was due to discounting in response to competition and slightly higher manufacturing costs during the period. The higher manufacturing costs resulted from higher material costs for 3850 film imagers due to lower production volumes, less price breaks provided by vendors and unfavorable manufacturing variances associated with the roll-out of the Company's new wide versions of the 3850 film imager and CTP. Typically, manufacturing variances are high on new products. However, as the production quantity increases the material and labor variances are expected to reduce.

Operating expenses decreased by $469,000 from $7,484,000 in the three months ended April 30, 1999 to $7,015,000 in the three months ended April 28, 2000 due primarily to cost-cutting measures implemented by the Company. In February 2000, the Company terminated all sales and engineering activities on its Laser Cinema Recorder, which should generate annual savings of $400,000. The Laser Cinema Recorder had been used in the production of many major motion pictures over the past three years. However, sales of the product had never reached business plan expectations. The Company will continue to provide field service, technical support, spare parts, and other support to existing users. Also in February 2000, the Company implemented a 6% worldwide reduction in staffing, which should save approximately $1.8 million annually. In addition, engineering costs decreased as development expenses wind down on the CTP and wide 3850 film imager. Operating expenses as a percentage of sales increased by .2 percentage points (from 38.2% to 38.4%) due to the lower sales volume despite the reduction in the level of expenses.

The $51,000 increase in interest income is due to a higher average (over the three-month period) cash balance and slightly higher prevailing interest rates in the second quarter fiscal 2000 than in the comparable period in the prior year.

A foreign exchange loss of $11,000 was realized in the three-month period ended April 28, 2000, compared to a loss in the same period in 1999 of $30,000. The loss in both periods was due to unfavorable currency movements in the European and Pacific Rim currency markets. To reduce the potential impact from foreign currency changes on the Company's foreign currency receivables and firm commitments, foreign currency options are purchased.

The Company's effective tax rate was 48.1% for the three months ended April 28, 2000 compared to a 45.4% benefit tax rate for the comparable prior year period due primarily to higher foreign taxes.

Six months ended April 28, 2000 compared to six months ended April 30, 1999

In the six month period ended April 28, 2000, revenues decreased by $2,449,000, or 6.4%, from the six-month period ended April 30, 1999 due to a decrease of $2,050,000, or 8.0%, in sales of systems and equipment, and a decrease of $399,000, or 3.2% in customer service and support sales. The decrease in systems and equipment sales both domestically and internationally was primarily due to the Y2K millennium boundary, as users who had finished testing and qualifying their systems during the first quarter decreased the level of purchases. The continuing adverse business conditions in the Far East also contributed to the lower international sales during the six-month period. In addition, lower sales in Europe were the result of shipments of the Company's new CTP imager at a slower pace than shipments of the 3850 film imager last year. CTP products were designed as an enhancement of the 3850 film imager. Presently the price of CTP plates is relatively high, which has delayed many potential users from investing in the CTP technology. As this technology becomes more widespread, plate prices should decline and sales of CTP equipment should increase on a worldwide basis. The decrease in customer service and support sales was due to a decline in service contracts being issued as a result of the lower systems and equipment sales domestically.

Gross margins increased 1.2 percentage points due to higher service and support margins, which increased 10.5 percentage points (from 23.0% to 33.5%) partially offset by lower margins on systems and equipment, which decreased 3.3 percentage points (from 46.2% to 42.9%). The increase in service and support margins was due to higher margins domestically due to lower spare and warranty costs during the period. The decrease in systems and equipment margins was due to discounting in response to competition and slightly higher manufacturing costs during the period. The higher manufacturing costs resulted from higher material costs for 3850 imagers due to lower production volumes, less price breaks provided by vendors and unfavorable manufacturing variances associated with the roll-out of the Company's new wide versions of the 3850 film imager and CTP. Typically, manufacturing variances are high on new products. However, as the production quantity increases the material and labor variances are expected to reduce.

Operating expenses decreased by $874,000 from $14,663,000 in the six months ended April 30, 1999 to $13,789,000 in the six months ended April 28, 2000 due primarily to cost cutting measures implemented by the Company beginning in October 1999. As part of its ongoing cost-cutting initiatives, the Company also implemented a 6% worldwide reduction in staffing in February 2000. Total personnel was reduced by 25, with the majority of the layoffs occurring in the Company's Thousand Oaks facility. The Company estimates the annual savings from the layoff and other cost cutting measures to be approximately $1.8 million annually. In addition, in February 2000, the Company terminated sales and engineering activities on its Laser Cinema Recorder, which should generate annual savings of approximately $400,000. In addition, engineering costs decreased as development expenses wind down on the CTP and wide 3850 film imager. Operating expenses expressed as a percentage of sales increased .2 percentage points (from 38.2% to 38.4%) due to the lower sales volume, despite a decline in the level of expenditures.

The $71,000 increase in interest income is due to a higher average (over the six-month period) cash balance and slightly higher prevailing interest rates in the fiscal 2000 period than in the comparable period in the prior year.

A foreign exchange loss of $81,000 was realized in the six-month period ended April 28, 2000, compared to a loss in the same period in 1999 of $79,000. The loss in both periods was due to unfavorable currency movements in the European and Pacific Rim currency markets. To reduce the potential impact from foreign currency changes on the Company's foreign currency receivables and firm commitments, foreign currency options are purchased.

The Company's effective tax rate was 47.5% for the six months ended April 28, 2000 compared to a 46.6% benefit tax rate for the comparable prior year period due primarily to higher foreign taxes.


Liquidity and Capital Resources

As of April 28, 2000, the Company had cash and cash equivalents of $13,228,000 and working capital of $28,025,000. During the six months ended April 28, 2000, the Company's operating activities provided cash of $195,000, primarily from the Company's net income for the period ($115,000) supplemented by net non-cash charges, primarily from depreciation and amortization of $1,380,000, partially offset by net cash of $1,300,000 used as a result of changes in operating assets and liabilities. The changes in operating assets and liabilities resulted primarily from increases in accounts receivable ($1,304,000), inventories ($895,000) and prepaid expenses ($327,000) and decreases in accounts payable and accrued expenses ($968,000), income taxes payable ($503,000) and amounts payable to Volt ($84,000), partially offset by an increased in customer advances of $2,781,000. The increase in customer advances was due primarily to orders in Europe for the Company's new wide version CTP product. The increase in accounts receivable was due to higher sales than in the fourth quarter of fiscal 1999. The increase in inventories was due to the build up of inventory to meet the increased backlog of orders for the wide CTP. The decline in accounts payable and accrued expenses resulted from a smaller accrual for inventory purchases and a reduction in accrued sales tax.

Investing activities used $757,000 for the purchase of property and equipment. There are no major capital expenditures anticipated during the balance of the fiscal year.

The Company believes that its cash on hand will be sufficient to meet the Company's liquidity and capital needs in the normal course of business.


The Effect of New Accounting Pronouncements

In June 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). The provisions of SFAS No. 133 require companies to record all derivative instruments as assets or liabilities, measured at fair value. In June 1999, the FASB issued Statement 137, which deferred the effective date of SFAS No. 133. The Company does not expect that the effects of adopting this new standard in fiscal 2001 will be material.


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

A significant portion of the Company's operations consists of sales activities in foreign locations, as the Company sells its products worldwide. The Company's financial results, therefore, could be significantly impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of the Company's sales are denominated in U.S. dollars, the Company's foreign operations are net payers in currencies other than the U.S. dollar. As such, the Company's operating results may be adversely affected by the impacts of weaker foreign currencies relative to the U.S. dollar. To mitigate the short-term effect of changes in currency exchange rates on its foreign currency based expenses and receivables, the Company purchases foreign currency option contracts to hedge the adverse impact of currency fluctuations on its foreign currency receivables and firm commitments. Management believes that, due to its currency option positions, changes in currency rates would not have a significant impact on the Company's results of operations.


                           PART II. OTHER INFORMATION


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 2000 Annual Meeting of Shareholders held on April 17, 2000, stockholders:

(a) Elected the following to serve as directors of the Company to serve until the 2001 Annual Meeting of the Stockholders, by the following votes:

                                       For             Votes Withheld
                                    ---------          --------------
Leroy M. Bell                       5,472,174             222,240

Dennis D. Doolittle                 5,472,211             222,203

Alden L. Edwards                    5,472,232             222,182

EuGene L. Falk                      5,471,332             223,082

James J. Groberg                    5,468,060             226,354

Paul H. McGarrell                   5,471,331             223,083

Jerome Shaw                         5,468,960             225,454

William Shaw                        5,468,960             225,454


(b) Ratified the action of the Board of Directors in appointing Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending November 3, 2000 by the following vote:

For:     5,691,852       Against:     271        Abstain:     2,291

ITEM 5--EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        15     Independent Accountants' Report on Review of Interim Financial
               Information from Ernst & Young LLP

        27     Financial Data Schedule

(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed during the quarter ended April 28, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AUTOLOGIC INFORMATION INTERNATIONAL, INC.


Dated:  Thousand Oaks, California
       June 9, 2000

                                       BY:/s/ Anthony F. Marrelli
                                          --------------------------------------
                                          Anthony F. Marrelli
                                          Vice President and Chief Financial
                                          Officer

Exhibit Index

Exhibit    Description
-------    -----------
15         Independent Accountants' Report on Review of Interim Financial
           Information from Ernst & Young LLP

27         Financial Data Schedule