Form 10-Q
period 2000-07-28
AUTOLOGIC INFORMATION INTERNATIONAL INC
filed 2000-09-08
CIK 1003477

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

                      For the quarter ended July 28, 2000

                                       OR

[___] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from ____________________ to____________________

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


                                 Not Applicable
                   -------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding as of September 1, 2000 was 5,787,970.

                         PART I - FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            July 28,       October 29,
                                                             2000             1999
                                                          -----------     -----------
                                                          (Unaudited)
ASSETS                                                       (Dollars in thousands)
CURRENT ASSETS
  Cash and cash equivalents                                $  12,117       $  13,421
  Accounts receivable less allowance for doubtful
    accounts of $1,188 (2000) and $1,501 (1999)               13,899          12,478
  Inventories-See Note C                                      12,548          11,037
  Deferred income tax benefit-See Note D                       4,272           4,380
  Prepaid expenses and other assets                            1,455           1,460
                                                           ---------       ---------
        Total current assets                                  44,291          42,776

PROPERTY AND EQUIPMENT, at cost net of
  accumulated depreciation and amortization
  of $8,032 (2000) and $7,150 (1999)                           4,662           5,389

DEFERRED INCOME TAX BENEFIT-See Note D                         3,768           3,768

EXCESS OF PURCHASE PRICE OVER NET ASSETS
  ACQUIRED, net of amortization of $2,477 (2000)
  and $2,065 (1999)-See Note B                                   276             688

OTHER ASSETS                                                      54              60
                                                           ---------       ---------

                                                           $  53,051       $  52,681
                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                         $   3,947       $   4,242
  Payable to Volt-See Notes E and F                              126              84
  Accrued payroll and related liabilities                      3,160           3,291
  Accrued expenses                                             1,995           2,148
  Customer advances                                            6,257           5,194
  Income  taxes payable                                          197             598
                                                           ---------       ---------
        Total current liabilities                             15,682          15,557

STOCKHOLDERS' EQUITY-See Notes B and G
  Preferred stock, par value $0.01
    Authorized-1,000,000 shares; issued - none                    --              --
  Common stock, par value $0.01
    Authorized - 12,000,000 shares; issued and
        outstanding 5,787,970 shares in 2000 and 1999             58              58
  Paid-in capital                                            112,620         112,620
  Accumulated deficit                                        (75,309)        (75,554)
                                                           ---------       ---------
                                                              37,369          37,124
                                                           ---------       ---------

                                                           $  53,051       $  52,681
                                                           =========       =========


                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                For the Three Months Ended        For the Nine Months Ended
                                                                --------------------------        -------------------------
                                                                July 28,         July 30,         July 28,         July 30,
                                                                  2000             1999             2000             1999
                                                                --------         ---------        --------         --------
                                                                        (In thousands, except per share amounts)
REVENUES
  Systems and equipment                                         $ 15,259         $ 10,349         $ 38,948         $ 36,088
  Customer service and support                                     5,991            6,231           18,217           18,856
                                                                --------         --------         --------         --------
                                                                  21,250           16,580           57,165           54,944
                                                                --------         --------         --------         --------

OPERATING COSTS AND EXPENSES
  Cost of systems and equipment                                    9,445            5,798           22,969           19,658
  Cost of customer service and support                             4,000            4,571           12,130           14,294
                                                                --------         --------         --------         --------
    Gross margin                                                   7,805            6,211           22,066           20,992

  Operating expenses                                               7,425            7,807           21,214           22,470
  Charges from Volt-See Notes E and F
    Rent                                                             194              194              582              582
    General and administrative                                         9                9               27               27
                                                                --------         --------         --------         --------

OPERATING INCOME (LOSS)                                              177           (1,799)             243           (2,087)
                                                                --------         --------         --------         --------

OTHER INCOME (EXPENSE)
  Interest income                                                    180              102              489              340
  Foreign exchange loss                                              (24)            (123)            (105)            (202)
  Other, net                                                         (69)              15             (144)             (45)
                                                                --------         --------         --------         --------
                                                                      87               (6)             240               93
                                                                --------         --------         --------         --------

INCOME (LOSS) FROM OPERATIONS
  BEFORE INCOME TAXES                                                264           (1,805)             483           (1,994)

INCOME TAX (PROVISION) BENEFIT-See Note D                           (134)             352             (238)             440
                                                                --------         --------         --------         --------

NET INCOME (LOSS)                                               $    130         $ (1,453)        $    245         $ (1,554)
                                                                ========         ========         ========         ========

BASIC AND DILUTED EARNINGS (LOSS)
  PER SHARE-See Note G                                          $   0.02         $  (0.25)        $   0.04         $  (0.27)
                                                                ========         ========         ========         ========

Average number of shares outstanding - Basic and Diluted           5,788            5,788            5,788            5,788
                                                                ========         ========         ========         ========


                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                          Common Stock
                                                        $0.01 Par Value
                                                    --------------------------         Paid-In        Accumulated
                                                     Shares           Amount           Capital          Deficit
                                                    ---------        ---------        ---------       -----------
                                                                                 (Dollars in thousands)
Balance at October 29, 1999                         5,787,970        $      58        $ 112,620        $ (75,554)
  Net income for the nine months (unaudited)               --               --               --              245
                                                    ---------        ---------        ---------        ---------
Balance at July 28, 2000 (unaudited)                5,787,970        $      58        $ 112,620        $ (75,309)
                                                    =========        =========        =========        =========


                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        For the Nine Months Ended
                                                                        -------------------------
                                                                        July 28,         July 30,
                                                                          2000             1999
                                                                        --------         --------
                                                                          (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                     $    245         $ (1,554)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation                                                         1,656            1,684
      Amortization                                                           412              414
      Provision for doubtful accounts                                        118              244
      Gain on foreign currency translation                                  (246)            (251)
      Loss (gain) on dispositions of property and equipment                  213              (19)
      Deferred income taxes                                                  108               (6)
      Changes in operating assets and liabilities:
        (Increase) decrease in accounts receivable                        (2,254)           2,736
        (Increase) decrease in inventories                                (1,511)             592
        Decrease (increase) in prepaid expenses and other assets               4             (669)
        Decrease in accounts payable                                         (79)          (2,155)
        Decrease in accrued expenses                                        (101)          (1,555)
        Increase  in customer advances                                     1,345            1,091
        Decrease in income taxes payable                                    (401)            (356)
        Increase (decrease) in payable to Volt                                42              (55)
                                                                        --------         --------

NET CASH (APPLIED TO) PROVIDED BY
   OPERATING ACTIVITIES                                                     (449)             141
                                                                        --------         --------

CASH FLOWS APPLIED TO INVESTING ACTIVITIES
    Purchases of property and equipment                                   (1,142)          (1,448)
                                                                        --------         --------

NET CASH APPLIED TO INVESTING ACTIVITIES                                  (1,142)          (1,448)
                                                                        --------         --------
  Effect of exchange rate changes on cash                                    287              437
                                                                        --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (1,304)            (870)

Cash and cash equivalents, beginning of period                            13,421           11,871
                                                                        --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 12,117         $ 11,001
                                                                        ========         ========


SUPPLEMENTAL CASH TRANSACTIONS
  Cash paid during the period:
    Income tax                                                          $    666         $    482


                             See accompanying notes

              AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at July 28, 2000 and results of operations for the three months and nine months ended July 28, 2000 and July 30, 1999, and cash flows for the nine months ended July 28, 2000 and July 30, 1999. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

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

NOTE C--INVENTORIES

Inventories consist of:

                                          July 28,         October 29,
                                            2000              1999
                                          --------         -----------
                                            (Dollars in thousands)
  Service parts                           $    941          $  1,170
  Materials                                  8,388             6,205
  Work-in-process                            1,975             1,910
  Finished goods                             1,244             1,752
                                          --------          --------
                                          $ 12,548          $ 11,037
                                          ========          ========

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (Unaudited)

NOTE D--INCOME TAXES

Income taxes are provided using the liability method. Significant components of the income tax provision (benefit) attributable to operations are as follows:


                                                 For the Three                 For the Nine
                                                 Months Ended                  Months Ended
                                           -----------------------       -----------------------
                                           July 28,       July 30,       July 28,       July 30,
                                             2000           1999           2000           1999
                                           --------       --------       --------       --------
                                                           (Dollars in thousands)
Current Taxes:
  Federal                                   $  126         $ (516)        $  151         $ (446)
  State and local                               28            (49)            65              3
  Foreign                                       47            239            (86)             9
                                            ------         ------         ------         ------
    Total current                              201           (326)           130           (434)
                                            ------         ------         ------         ------
Deferred Taxes:
  Federal                                      (60)           (18)           103             28
  State and local                               (7)            (8)             5            (34)
  Foreign                                       --             --             --             --
                                            ------         ------         ------         ------
    Total deferred                             (67)           (26)           108             (6)
                                            ------         ------         ------         ------

Total income tax provision (benefit)        $  134         $ (352)        $  238         $ (440)
                                            ======         ======         ======         ======


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

NOTE E--CHARGES FROM VOLT

Volt incurs certain costs on behalf of the Company which are reflected in the results of operations and for which the Company reimburses Volt. In addition, during the nine months ended July 28, 2000 and July 30, 1999, the Company incurred $27,000 in legal fees payable to Volt under a $3,000 per month retainer arrangement that provides the Company access to Volt's in-house legal staff.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (Unaudited)


NOTE F--RELATED PARTY TRANSACTIONS

A three-year lease, commencing on the effective date of the mergers, was entered into between the Company, as lessee, and a wholly-owned subsidiary of Volt, as lessor, for space previously occupied by Autologic as its headquarters and manufacturing facility in Thousand Oaks, California. Pursuant to the terms of the lease, as amended in December 1996, the Company's Board of Directors established a new rental rate based on prevailing rates in the general area, which resulted in a slight decrease in rent. The lease also provides for the Company to pay all real estate taxes, insurance, utilities and repairs related to the facility. The Company and the Landlord have continued to operate under the terms of the lease since its expiration on January 28, 1999, although there have been discussions to modify the lease. During each of the nine months ended July 28, 2000 and July 30, 1999, the Company paid rent to Volt of $582,000.

NOTE G--PER SHARE DATA

The Company calculates per share data in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Under SFAS No. 128, earnings per share data is calculated for basic and diluted earnings per share. Basic earnings per share excludes dilutive securities including stock options, and is calculated using the weighted average common shares outstanding for the period. Diluted earnings per share reflects the dilution to earnings that would occur if stock options and other dilutive securities resulted in the issuance of common stock. Substantially all common stock equivalent shares from stock options (306,500 and 331,500 in 2000 and 1999, respectively) have been excluded from the computation of diluted earnings per share because the effect would be antidilutive, since the option prices were greater than the average market prices of the Company's common stock during the quarters and, for the reported 1999 periods, the Company reported a loss.

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

On December 3, 1999, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition." The SEC Staff addresses several issues in SAB No. 101, including the timing for recognizing revenue derived from selling arrangements that involve contractual customer acceptance provisions, and installation of the product occurs after shipment and transfer of title. The Company's existing revenue recognition policy is to recognize revenue at the time the customer takes title to the product, generally at the time of shipment. The Company routinely meets its installation obligations and obtains customer acceptance. Applying the requirements of SAB No. 101 to the present selling arrangements may result in a change in the Company's accounting policy for revenue recognition and the deferral of the recognition of revenue from such sales until installation is complete and accepted by the customer. The effect of the change, if any, must be recognized as a cumulative effect of a change in accounting no later than the Company's first quarter of its fiscal year ending on November 2, 2001. To the extent SAB No. 101 is relevant to its future sales arrangements, the Company intends to adopt the new accounting on November 4, 2000. At the current time, it is not possible to determine the effect this change will have on the results of operations of the Company. However, management believes the effects on liquidity, cash flow and financial position will not be material. The Company is considering potential changes to its standard contracts for sales that could mitigate the impact of SAB No. 101.


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


Three months ended July 28, 2000 compared to three months ended July 30, 1999

Results of Operations

In the three month period ended July 28, 2000, revenues increased by $4,670,000, or 28.2%, due to an increase of $4,910,000, or 47.4%, in sales of systems and equipment, offset, in part, by a decrease of $240,000, or 3.9%, in customer service and support sales. The increase in systems and equipment sales was due primarily to sales of the Company's new Wide Computer-to-Plate (CTP) product to Latin American and European customers during the three-month period. The decrease in customer service and support sales was due to a decline internationally, as new equipment sales are still under warranty and therefore do not yet require service contracts.

Gross margins decreased .8 percentage points (from 37.5% to 36.7%), due to lower margins on systems and equipment which decreased 5.9 percentage points (from 44.0% to 38.1%), higher service and support margins which increased 6.6 percentage points (from 26.6% to 33.2%), The decrease in systems and equipment margins was due primarily to discounting in response to competition and slightly higher manufacturing costs during the period. The higher manufacturing costs resulted from higher material costs for 3850 film imagers due to lower production volumes, lower volume discounts provided by vendors and unfavorable manufacturing variances associated with the roll-out of the Company's new wide versions of the 3850 film imager and Computer-to-Plate (CTP). Typically, manufacturing variances are high on new products. However, as the production quantity increases, the material and labor variances are expected to reduce. The increase in service and support margins was due to higher margins domestically due to lower spare and warranty costs during the period.

Operating expenses decreased by $382,000 from $7,807,000 in fiscal 1999 to $7,425,000 in fiscal 2000 due primarily to cost cutting measures implemented by the Company in October 1999 and February 2000 discussed below. In addition, engineering costs decreased as development expenses wind down on the CTP and wide 3850 film imagers. Operating expenses as a percentage of sales decreased by
12.2 percentage points (from 47.1% to 34.9%) as a result of the cost control measures previously mentioned, and higher sales revenue levels.

The $78,000 increase in interest income is due to a higher average (over the comparable three-month period) cash balance and slightly higher interest rate in the fiscal 2000 period than in the comparable period in the prior year.

A foreign exchange loss of $24,000 was realized in the three-month period ended July 28, 2000, compared to a loss in the similar period in 1999 of $123,000. The loss in both periods was due to unfavorable currency movements in the European and Pacific Rim currency markets. To reduce the potential impact from foreign currency changes on the Company's foreign currency receivables and firm commitments, foreign currency options are purchased.

The Company's effective tax rate was 50.8% for the three months ended July 28, 2000 compared to a 19.5% benefit tax rate for the comparable prior year period due primarily to higher foreign taxes.


Nine months ended July 28, 2000 compared to nine months ended July 30, 1999

Results of Operations

In the nine month period ended July 28, 2000, revenues increased by $2,221,000, or 4.0%, due to an increase of $2,860,000, or 7.9%, in sales of systems and equipment, offset by a decrease of $639,000, or 3.4%, in customer service and support sales. The increase in systems and equipment sales was primarily due to increased sales of the Company's new wide CTP in Latin America and Europe. Presently the price of CTP plates is relatively high, which has delayed many potential users, domestically, from investing in the CTP technology. As this technology becomes more widespread, plate prices should decline and sales of CTP equipment should increase on a worldwide basis. The decrease in customer service and support sales was due to a decline in domestic service contracts being issued as a result of the lower systems and equipment sales domestically.

Gross margins increased .4 percentage points (from 38.2% to 38.6%) due to higher service and support margins, which increased 9.2 percentage points (from 24.2% to 33.4%), offset by lower margins on systems and equipment which decreased 4.5 percentage points (from 45.5% to 41.0%). The increase in service and support margins was due to higher margins domestically due to lower spare and warranty costs during the period. The decrease in systems and equipment margins was due to discounting in response to competition and slightly higher manufacturing costs during the period. The higher manufacturing costs resulted from higher material costs for 3850 imagers due to lower production volumes, lower volume discounts provided by vendors and unfavorable manufacturing variances associated with the roll-out of the Company's new wide versions of the 3850 film imager and CTP. Typically, manufacturing variances are high on new products. However, as the production quantity increases the material and labor variances are expected to reduce.

Operating expenses decreased by $1,256,000 from $22,470,000 in fiscal 1999 to $21,214,000 in fiscal 2000 due primarily to cost cutting measures implemented by the Company beginning in October 1999. As part of its ongoing cost-cutting initiatives, the Company implemented a 6% worldwide reduction in staffing in February 2000. Total personnel were reduced by 25, with the majority of the layoffs occurring in the Company's Thousand Oaks facility. The Company estimates the annual savings from the layoff and other cost cutting measures to be approximately $1.8 million. In addition, in February 2000, the Company terminated sales and engineering activities on its Laser Cinema Recorder, which is expected to generate annual savings of approximately $400,000. In addition, engineering costs decreased as development expenses wind down on the CTP and wide 3850 film imager. Operating expenses expressed as a percentage of sales decreased 3.8 percentage points (from 40.9% to 37.1%) due to the lower level of expenditures and higher sales volume.

The $149,000 increase in interest income is due to a higher average (over the comparable nine-month period) cash balance and slightly higher interest rates in the fiscal 2000 period than in the comparable period in the prior year.

A foreign exchange loss of $105,000 was realized in the nine-month period ended July 28, 2000, compared to a loss in the same period in 1999 of $202,000. The loss in both periods was due to unfavorable currency movements in the European and Pacific Rim currency markets. To reduce the potential impact from foreign currency changes on the Company's foreign currency receivables and firm commitments, foreign currency options are purchased.

The Company's effective tax rate was 49.3% for the nine months ended July 28, 2000 compared to a 22.1% benefit tax rate for the comparable prior year period due primarily to higher foreign taxes.



Liquidity and Capital Resources

As of July 28, 2000, the Company had cash and cash equivalents of $12,117,000 and working capital of $28,609,000. During the nine months ended July 28, 2000, the Company's operating activities used cash of $449,000 primarily due to changes in operating assets and liabilities of $2,955,000, offset in part by cash provided by net income of $245,000 and net non-cash charges related primarily to depreciation and amortization of $2,261,000. The changes in operating assets and liabilities resulted primarily from increases in accounts receivable ($2,254,000) and inventories ($1,511,000) and decreases in income taxes payable ($401,000) and accrued expenses ($101,000), partially offset by increases in customer advances of $1,345,000. The increase in customer advances was due primarily to orders in Europe for the Company's new wide version CTP product. The increase in accounts receivable was due to higher sales in the third quarter of fiscal 2000 as compared to the fourth quarter of fiscal 1999. The increase in inventories was due to the build-up of inventory to meet the increased backlog of orders for the wide CTP.

Investing activities used cash of $1,142,000 for the purchase of property and equipment.

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


                           PART II - OTHER INFORMATION

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        15     Independent Accountants' Report on Review of Interim
               Financial Information from Ernst & Young LLP

        27     Financial Data Schedule

(b)     Reports on Form 8-K:

        The only Report on Form 8-K filed by the Company during the quarter for which this Report is filed was dated (date of earliest event reported) June 13, 2000 reporting under Item 5, Other Events, and Item 7, Financial Statements and Exhibits. No financial statements were filed with that Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  AUTOLOGIC INFORMATION INTERNATIONAL, INC.


Dated: Thousand Oaks, California
       September 8, 2000

                                  BY: /s/ Anthony F. Marrelli
                                      ------------------------------------------
                                      Anthony F. Marrelli
                                      Vice President and Chief Financial Officer

Exhibit Index

Exhibit    Description
-------    -----------
15         Independent Accountants' Report on Review of Interim Financial
           Information from Ernst & Young LLP

27         Financial Data Schedule