Form 10-K405
period 2000-11-03
AUTOLOGIC INFORMATION INTERNATIONAL INC
filed 2001-01-29
CIK 1003477

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended November 3, 2000

        Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________________________ to
_______________________

Commission File No. 0-29396

                    AUTOLOGIC INFORMATION INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              13-3855697
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

1050 Rancho Conejo Boulevard, Thousand Oaks, CA                 91320
-----------------------------------------------               ----------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:          (805) 498-9611

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock ($0.01 par value)
                         ------------------------------
                                (Title of Class)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant as of January 12, 2001 (based on the closing price on the NASDAQ National Market on that date) was approximately $5,719,000 (based on the number of shares outstanding on that date, exclusive of all shares held beneficially by executive officers, directors and their spouses, without conceding that all such persons are "affiliates" of the Registrant, and by the Registrant's 59% shareholder).

The number of shares of common stock outstanding as of January 12, 2001 was 5,787,970.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 2001 Annual Meeting are incorporated by reference into Part III of this Report.

PART I

ITEM 1. BUSINESS

Autologic Information International, Inc. and its subsidiaries (collectively "AII" or the "Company") design, develop, manufacture, assemble, integrate, market, sell and service computerized image-setting, publication systems equipment and software that automate the various pre-press production steps in the publishing process. AII believes that it is an industry leader in pre-press systems. AII's products are primarily marketed and sold to the newspaper publishing industry, the commercial printing industry and other organizations having internal publishing facilities. AII has traditionally focused its efforts on high-volume and deadline-driven customers, such as newspapers, although it also sells to niche portions of the lower-volume, less time-sensitive portion of the commercial publishing and electronic document transmission markets, where the Company's strengths can also effectively meet customers' requirements.

Forward Looking Statement Disclosure

In order to keep investors informed of the Company's future plans and objectives, this Annual Report on Form 10-K (and other reports and statements issued by the Company and its officers from time to time) contains certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements". The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes it is in the best interests of investors to take advantage of the "safe harbor" provisions of that Act. When used in this Report, words such as "may", "should", "seek", "believe", "expect", "anticipate", "estimate", "project", "intend", "strategy" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans, operations, business strategies, operating results and financial position. Although the Company believes that its expectations are based on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance, and achievements to differ materially from those described or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

- general economic and business conditions in the United States (including the avoidance of a recession) and in the overseas markets where the Company distributes products, including the impact of the major economic problems which continue in Asia and Latin America (see "Customers", below, and "Management's Discussion and Analysis of Financial Condition and Results of Operations")

- the relative strength of the U.S. dollar against currencies of the countries in which the Company's customers and competitors are located

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

- the Company's ability to accurately forecast sales and maintain adequate inventory levels to meet customer needs while avoiding the need for additional working capital to carry excess inventories and avoiding incurring write-offs or write-downs of inventories due to obsolescence (see "Seasonality and Working Capital", below)

- the Company's ability to attract and retain certain classifications of technologically qualified personnel, particularly in the areas of research and development and customer service (see "Employees", below)

- the Company's ability to generate cash flows and obtain financing to support its operations and growth (see "Management's Discussion and Analysis of Financial Condition and Results of Operations")

- the impact of the introduction of the Euro currency (See "Management's Discussion and Analysis of Financial Condition and Results of Operations")

These and certain other factors are discussed from time to time in this Annual Report on Form 10-K and other Company reports hereafter filed with the Securities and Exchange Commission. The Company does not assume an obligation to update the factors discussed in this Annual Report.

History

AII was incorporated in Delaware on September 15, 1995 as Autologic, Incorporated and changed its name on November 8, 1995. On January 29, 1996, Volt Information Sciences, Inc. ("Volt") caused its wholly owned California subsidiary, also named Autologic, Incorporated ("Autologic"), to be merged with and into AII and simultaneously caused all of the capital stock of certain foreign subsidiaries of Volt (whose business was related to that of Autologic) to be transferred to AII. Also, on January 29, 1996, Information International, Inc. ("Triple-I"), a publicly held company, was, pursuant to a vote of its stockholders, also merged with and into AII, as a result of which the former owners of Triple-I became the owners of 41% (with Volt owning the remaining 59%) of the then outstanding common stock of AII. The Merger Agreement among Triple-I, Autologic and Volt provides that upon the issuance of 1,000 shares of common stock by the Company as a result of the exercise of stock options granted by Triple-I prior to the Merger, 590 shares of common stock are to be issued to Volt under the terms of the Merger Agreement to partially offset the dilution caused by the option exercises. Such option exercises have not, to date, been material and Volt's present ownership remains at approximately 59% of AII's outstanding common stock. The foregoing formation transactions are collectively referred to as the "Merger".

Products and Services

AII's systems provide production solutions which consist of computers and internally produced software used for scanning images, storing and retrieving computerized text and images, rasterizing of the text and images and controlling output of those elements to various output devices, such as laser imaging systems, proofing devices, platemakers and document distribution systems used by AII's customers. The objective of these products is the production of deadline-oriented newspapers and commercial printing products. The principal imaging devices manufactured by AII are the 3850 film imager and the 3850 line of Computer-to-Plate ("CTP") imagers. The Company also manufactures a variety of hardware and software interface products that enable different computers and other products to communicate and transfer information efficiently allowing the customer to use lower skill level employees. To meet the specific requirements of its customers, the Company's products can be integrated into complete systems, integrated with a customer's existing products (whether previously purchased from AII or from another vendor), or sold and used individually as "stand alone" units.

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

                                                 For the Fiscal Year Ended
                                            --------------------------------------
                                            November 3,  October 29,   October 30,
                                               2000         1999         1998
                                            -----------  -----------   -----------
Systems and equipment sales                     70%          65%          69%
Technical support and service revenues          30%          35%          31%
                                               ---          ---          ---
                                               100%         100%         100%
                                               ---          ---          ---

The Company's principal products and services are:

LASER IMAGING SYSTEMS. Laser imaging systems incorporate text and graphics and image them on film or plates which can be used for printing. They consist of one or more raster image processors ("RIPs"), which interpret page description instructions of what the printed page will look like, and one or more output recorders, which use lasers to image onto film or printing press plate material. AII offers a family of high performance RIPs based on the Adobe(R) and Harlequin(R) implementation of the PostScript(R) page description language (the programming language which has become a publishing industry standard). AII has expanded its RIP and server offerings to include Adobe's PDF and PostScript(R) 3(TM) technology. RIPs are interfaced to a variety of output recorders (which are either manufactured by AII or purchased from other manufacturers) to form complete laser imaging systems (for the simplest system, one RIP and one output recorder together constitutes one laser imager). AII also integrates imagers, proofers, scanners and platemakers of other manufacturers to create complete systems to satisfy customer requirements in various segments of the publishing industry.

------------------

Adobe, PostScript and PostScript 3 are either registered trademarks or trademarks of Adobe Systems Incorporated in the United States and/or other countries. Harlequin is a registered trademark of Harlequin Ltd.

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

AD MANAGEMENT. The production and printing of advertisements has changed dramatically over the last several years. Third party software, networks, scanners and other open system products have revolutionized ad creation. However, as these are an ad hoc set of tools, management and tracking of ad production has become a significant problem for publishers. AII's Ad Manager, an ad management system, provides database storage and management, open pre-press interface ("OPI") graphics insertion, process tracking, ad element tracking, and ad creation management tools to enable publishers to keep track of all ads as they are being created and to manage the process. This system ensures that the retail ad is produced and published on time using correct information.

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

TELECOMMUNICATIONS SYSTEMS. AII's APSCOM document distribution system links different steps of the publishing process via local access networks (LANs), wide access networks (WANs) and satellite. Precision laser scanners, graphics servers and laser imaging systems are linked together by computer-controlled devices to permit the management, transmission, receipt and remote production of graphic arts quality ads, photography and complete pages via satellite, integrated services digital networks, microwaves and high-speed telephone services throughout the world. The APSCOM system meets customer needs created by the decentralization of the publishing industry, which has resulted in many new printing facilities being built at a distance from the editorial center. As a result, publishing products are often created and edited at a central site and then electronically distributed to many printing plants worldwide for printing and distribution. APSCOM permits the capture, compression, transmission, decompression, storage, editing and imaging of text and graphics files in a variety of industry standard file formats. This technology continues to be enhanced to include the newest computer technology, work flow automation and job tracking.

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

DATA STORAGE. During the first quarter of fiscal year 2000, the Company finalized development and began shipments of a new data storage product, commonly referred to as a Redundant Array of Independent Disks (RAID), to store and retrieve large amounts of data. The Company is now able to offer OEM customers cost-competitive Build-to-Order (BTO) and Configure-to-Order (CTO) data storage solutions. Sales in fiscal 2000 reached $4.0 million, and the Company plans to expand sales and enhance this offering to customers in fiscal

2001. In addition, the Company is in the process of developing value-added storage management software that will provide customers with a common easy-to-use graphical user interface (GUI) that dramatically simplifies the installation, maintenance and management of AII storage solutions.

XITRON, INC. Xitron, Inc., ("Xitron"), a wholly owned subsidiary of the Company, sells RIP's, imager interfaces, server software and other imager integration products to OEM's, distributors and other third party resellers. Through these alternate channels, products, based on AII's technologies, are made available to different market segments, primarily commercial, and smaller volume users. Xitron's products are unique and distinct from the AII system products. Procurement, support, engineering and other functions are shared by the Company and Xitron to reduce costs.

OTHER PRODUCTS. The Company manufactures and distributes other products, which do not materially contribute to the Company's revenues in fiscal 2000.

TECHNICAL SUPPORT AND SERVICE. While AII products enjoy an excellent reputation for high performance, image quality and reliability in high volume production environments, AII's customers produce deadline oriented products, and its customers rely heavily on the Company for technical support and service. AII maintains a worldwide technical support and service organization which supports and services AII's products. Technical support is headquartered in Thousand Oaks, California, with regional facilities in Norcross, Georgia; and offices throughout the United States and in parts of Europe, Latin America, the Pacific Rim and the Middle East. Elsewhere, distributors and agents sell and service AII products within their respective territories. Domestically, AII offers a variety of support solutions to its customers, ranging from Help Desk to full support agreements, 24 hours a day.

Marketing and Sales

Sales of AII's products within the United States, Mexico and Canada are provided by AII's direct sales force. In Latin America, sales are made through distributors directed from AII's headquarters in Thousand Oaks, California, while Europe and Asia/Pacific sales are made by direct sales force and distributors. The European headquarters is located near London, England, which manages AII's European operations in the United Kingdom, France, Germany, Spain, Sweden and Israel and selects, trains and supports distributors for other European, Mid-Eastern and African countries. AII's Pacific headquarters in Sydney, Australia provides a similar function for Australia, New Zealand, Asia and the Pacific Rim countries. Both European and Pacific operations report to AII's corporate headquarters in California.

Sales made outside the United States by AII of products manufactured or assembled in the United States, together with export sales by AII directly to unaffiliated foreign customers, amounted to $31.1 million in fiscal 2000, $26.3 million in fiscal 1999, and $33.4 million in fiscal 1998. Foreign sales are affected by the relative strength of the U.S. dollar against currencies of the countries in which its customers and competitors are located. (See "Customers", below, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Notes J and M of Notes to Consolidated Financial Statements).

AII attends both domestic and international trade shows each year to demonstrate and sell its equipment and to interact with customers and prospects regarding future needs.

Customers

AII's products are primarily sold to the newspaper publishing industry, the commercial printing industry and to organizations having internal publishing facilities. In fiscal 2000, AII sold its products and provided service for its products to more than 1,900 customers worldwide, none of whom accounted for more than 10% of AII's revenues. AII typically maintains ongoing relationships with its customers, providing additional products, additions, enhancements, service, support and spare parts for the life of the product. AII has business relationships with most of the major newspaper chains worldwide.

At times, AII's marketplace has been adversely affected by general economic recessions in the United States and in other countries where AII's products are sold. A significant portion of AII's business is in the newspaper publishing industry, which itself has experienced significant downturns during recessions. Newspapers continuously seek to reduce costs and expenditures to offset increased newsprint costs, intense competition for advertising revenues by electronic media and other periodicals, and reduced readership of the smaller number of newspapers, especially in the United States. These factors have resulted, at times, in reductions in equipment purchases by AII's traditional customers, adversely affecting AII's performance. International sales, particularly in Latin America since 1999 and the Far East since 1998, have been weak. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

Backlog

AII's backlog of orders believed to be firm as of November 3, 2000 was $5.7 million compared to $9.2 million as of October 29, 1999, and $9.1 million as of October 30, 1998 The decline in backlog at November 3, 2000 compared to fiscal 1999 is due primarily to the significant cost increase for newsprint incurred by the domestic newspaper market during the year and a general decline in advertising revenue. Most customers are holding back capital expenditures as they assess the situation. The company anticipates that expenditures will increase in the coming quarters as this issue is resolved. All of the Company's backlog is expected to be filled during fiscal 2001.

Manufacturing and Assembly

All of AII's products are manufactured and assembled at the Company's leased facilities, owned by Volt, in Thousand Oaks, California. The components of AII's products are central processing units, disk drives, memory, network interfaces and scanners, each of which are generally available from numerous suppliers under various types of purchasing relationships. These are either purchased as complete units or are assembled from sub-assemblies, parts and end items produced by others. AII is not dependent upon any particular supplier for its overall product lines and is not dependent on the products of any specific vendor in order to conduct its business activities. AII manufactures its 3850 imager family of products, as well as other parts and sub-assemblies that involve a high degree of complexity or special functions not available from external sources. For the Company's 3850 film imager and 3850 CTP imager, optics and some other unique products are only available from a few suppliers; however, there are no current shortages, although there are typically long lead times for some products.

Research and Product Development

AII is engaged in a considerable amount of research and product development, principally in the field of hardware and software engineering, which is performed at its facilities in Thousand Oaks, California and at the facilities of Xitron in Ann Arbor, Michigan. The markets in which AII competes are marked by rapidly changing technology. As a result, the Company's success will continue to depend, in part, upon its ability to maintain a superior technological capability, foresee changes and continue to identify, develop and commercialize innovative and competitive products and systems.

Almost all of AII's research, product development and engineering is Company-sponsored, the exception being the funded development of special features by major customers. Approximately 14% of AII's employees at January 12, 2001 were technical professionals, most of whom have professional degrees. Collectively, these employees spend the majority of their time engaged in the development of new products, with the balance of their time in sustaining engineering and improvement of existing systems. The amount expended by AII for product development activities during fiscal 2000 was approximately $6.5 million, during 1999 was approximately $8.3 million, and during fiscal 1998 was approximately $6.8 million. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations.")

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

Competition

The Company's marketplace is highly competitive. AII's position in the marketplace depends on the quality, design and pricing of its products and the reputation of it and its products and services. Technological advancements, architecture based on standardized components and general market conditions have increased price competition. A number of firms, with substantially greater financial resources than AII, deliver one or more pre-press products competing with AII's pre-press products. Some of these competitors sell their products as complete pre-press systems, for some of which AII has no competing systems. Other competitors grant significant sales price discounts of their products which compete with AII's products in order to promote sales of ancillary products as to which AII has no competing product. In an endeavor to counter these trends, AII has expanded its product offerings to encompass a wider range of price/performance options and continues to seek to utilize the dealer channels being developed by Xitron. However, there can be no assurances that these efforts will prove successful.

As a result of this intense competition, as well as changing patterns of customer purchasing which have produced an industry-wide trend toward the purchase of standard systems, the industry, including AII, has experienced downward pressure on profit margins on sales of equipment and software. In addition, aii's base models of 3850 imagers, introduced approximately seven years ago, is subject to intense competition from products developed by competitors, resulting in downward pressures on profit margins. The Company has introduced improved versions of its 3850 imagers and is seeking to reduce costs to improve profit margins. However, it is likely that competition will continue to increase and that the downward pressures on gross profit margins on AII's sales of systems and equipment will continue. To counter this pattern, the Company is striving to reduce costs while designing and marketing cost justifiable new products for its market segment and other customers. There can be no assurance that the Company will be successful in these efforts.

Gross profit margins on customer services have likewise been under considerable pressure in recent years. The pressure on customer service gross profit margins is attributable, in part, to the industry trend towards using standard components such as PCs, which has enabled the user to service some equipment in-house. During fiscal year 2000, customer service revenue declined; however, the Company experienced a higher gross margin percentage due primarily to lower spares and warranty costs.

Patents and Trademarks

AII holds several patents and trademarks related to its products; however, it does not believe that any of these are material to AII's business. AII is also a licensee of technology from many of its suppliers, none of which, individually, is considered material to AII's business.

Seasonality and Working Capital

Sales are generally lower in the months of November and December due to the holiday season, which is a peak publishing period when customers are reluctant to install and test new equipment. In addition, fiscal 1999 was further impacted by concerns about Year 2000 issues.

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

Employees

As of January 12, 2001, AII had 378 full-time employees, of which 280 were based in the United States and Canada and 98 were based in international offices. Of these employees, 54 were engaged in research, product development and engineering; 62 in sales and marketing; 127 in customer support; 83 in manufacturing; and 52 in administration.

The Company's success is dependent, in part, upon its ability to attract and retain technologically qualified personnel who possess the specialized skills required by AII, particularly in the areas of research and development and customer support, for which there is substantial competition. There can be no assurance that AII will continue to be successful in recruiting and retaining personnel of the requisite caliber and in adequate numbers. Management currently believes that its relations with its employees are good.



ITEM 2. PROPERTIES

AII's principal facilities are located in approximately 134,000 square feet of leased space in Thousand Oaks, California, which houses the Company's principal executive offices, its manufacturing, engineering and computer software development operations, and its west coast servicing facilities. These facilities are leased from a subsidiary of Volt under a lease that expired in January 1999, the rent for which was based upon prevailing rentals charged in the area at the time of its last extension. The lease has continued on existing terms on a month-to-month basis. See Note N of Notes to Consolidated Financial Statements.

AII also leases space in Ann Arbor, Michigan (7,600 square feet under a lease that expired in September 2000 and which has continued on existing terms on a month-to-month basis), where Xitron is located; Norcross, Georgia (2,400 square feet under a lease that expires in 2001), which serves as a regional service office; and Des Plaines, Illinois (2,000 square feet under a lease that expires in 2001), which serves as a regional service office. AII also maintains sales and service offices at various foreign locations (an aggregate of 45,000 square feet under leases which expire from 2000 to 2010). See Note H of Notes to Consolidated Financial Statements.

AII believes that its facilities and equipment are well maintained and adequate to meet its current requirements.



ITEM 3. LEGAL PROCEEDINGS

Not applicable.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Executive Officers

WILLIAM SHAW, 76, has been Chief Executive Officer, Chairman of the Board and Director of the Company since January 1996. He is also a founder of Volt, serving as its President and Chairman of the Board for more than the past five years and has been employed in executive capacities by Volt and its predecessors for over forty years. He is the brother of Jerome Shaw, a Director of the Company.

ALVIN J. BRUNNER, 55, has been President and Chief Operating Officer of the Company since June 2000 and Director of the Company since September 2000. He joined Autologic in September 1980 as Regional Sales Manager and was promoted to Vice President of Sales in 1990. Six years later he was promoted to Vice President of Americas Operations where he served until June 2000. Prior to joining Autologic, he was responsible for sales, product marketing and sales management with Compugraphic Corporation for eight years.

ANTHONY F. MARRELLI, 53, joined the Company as Chief Financial Officer in November 1996 and became Vice President on January 1997. Prior to joining the Company, he served in a senior financial capacity for several publicly traded and privately owned companies from June 1980 to November 1996. From June 1974 to June 1980, Mr. Marrelli was a practicing public accountant with the firm of Coopers & Lybrand. Mr. Marrelli is a Certified Public Accountant in the State of California.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is quoted on the Nasdaq Stock Market's National Market (NASDAQ Symbol--AIII). The following table sets forth the high and low prices of the Company's common stock as reported by NASDAQ, and reflects interdealer prices, without retail mark-up, mark-down or commission:

                         October 30, 1999 -            October 31, 1998 -
                         November 3, 2000              October 29, 1999
                       ----------------------        ---------------------
Fiscal 2000/1999         High          Low             High         Low
                       --------      --------        --------     --------
First Quarter          $ 4 1/16      $ 2             $ 5          $ 3 3/4
Second Quarter           4 1/4         2 5/8           5 1/4        4 1/2
Third Quarter            3 1/2         2 7/10          5            3 3/4
Fourth Quarter           3 5/8         2 1/4           4 3/4        2 1/4


The approximate number of record holders of the Company's common stock at January 12, 2001 was 601.

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data as of and for the five years ended November 3, 2000 have been derived from the Company's consolidated financial statements which have been audited by Ernst & Young LLP, independent auditors. Since the Merger occurred on January 29, 1996, results of operations for fiscal 1996 reflect only nine months of combined operations and three months (November 4, 1995 through January 29, 1996) of Autologic's operations on a "stand alone" basis. Accordingly, the Company believes that information contained herein which compares results for periods after the Merger are not comparable to results for fiscal 1996 as they do not reflect comparable business structures. In addition, during the period subsequent to the Merger (primarily in fiscal 1996 and, to a significantly lesser extent, in fiscal 1997), the Company effected various restructurings that resulted in the incurrence of certain non-recurring charges to earnings which also affects the comparability of results of operations for the reported periods. The selected financial data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the notes thereto.

                                                                 As of and for the Fiscal Year Ended
                                                -----------------------------------------------------------------------
                                                November 3,    October 29,     October 30,   October 31,    November 1,
                                                 2000(1)          1999           1998           1997           1996
                                                -----------    -----------     -----------   -----------    -----------
                                                            (Dollars in thousands, except per share amounts)
Operating Results:
Revenues                                         $ 81,015       $ 72,658       $ 87,616       $ 84,626       $ 88,880
                                                 --------       --------       --------       --------       --------

Operating profit (loss)
   from continuing operations(2)                    1,174         (3,570)         4,721          3,107         (3,223)

Interest on debt to Volt(3)                            --             --             --             (2)          (583)
Other (expense) income                                (52)           (67)          (158)            23           (632)
                                                 --------       --------       --------       --------       --------
Income (loss) from continuing
   operations before income taxes                   1,122         (3,637)         4,563          3,128         (4,438)
Income tax provision (benefit)                        787           (829)         2,049          1,473            125
                                                 --------       --------       --------       --------       --------

Income (loss) from continuing
   operations                                         335         (2,808)         2,514          1,655         (4,563)
Loss from discontinued operations                      --             --             --           (203)          (428)
                                                 --------       --------       --------       --------       --------
Net income (loss)                                $    335       $ (2,808)      $  2,514       $  1,452       $ (4,991)
                                                 ========       ========       ========       ========       ========

Basic and diluted earnings (loss) per share
   from continuing operations                    $   0.06       $  (0.49)      $   0.43       $   0.28       $  (0.88)
Basic and diluted loss per share
   from discontinued operations                        --             --             --          (0.03)         (0.08)
                                                 --------       --------       --------       --------       --------
Basic and diluted earnings (loss) per share      $   0.06       $  (0.49)      $   0.43       $   0.25       $  (0.96)
                                                 ========       ========       ========       ========       ========

Total assets                                     $ 51,196       $ 52,681       $ 56,254       $ 53,596       $ 59,285


(1) The 2000 fiscal year was comprised of 53 weeks; the other reported fiscal years were each comprised of 52 weeks.

(2) Includes rent and other expenses charged by Volt of $1,415 (2000), $1,036 (1999), $992 (1998), $1,371 (1997), and $1,246 (1996).

(3) A substantial portion of indebtedness to Volt was incurred prior to 1987. All indebtedness to Volt was contributed to Autologic's capital upon completion of the Merger. Accordingly, interest on such indebtedness was substantially eliminated following the Merger.

(4) No dividends have been declared by AII or Autologic during the five years ended November 3, 2000.

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

FISCAL YEAR ENDED NOVEMBER 3, 2000 (53 WEEKS) COMPARED TO THE FISCAL YEAR ENDED OCTOBER 29, 1999 (52 WEEKS)

Results of Operations

In fiscal 2000 revenues increased by $8,357,000, or 11.5%, due to an increase of $9,088,000, or 19.1%, in sales of systems and equipment, partially offset by a decrease of $731,000, or 2.9%, in customer service and support sales. The increase in systems and equipment sales was primarily due to sales of the Company's new data storage products to domestic OEM customers and increased sales of the Company's new wide Computer-to-Plate (CTP) in Latin America and Europe. Presently the price of CTP plates is relatively high, which has delayed many potential users, domestically, from investing in the CTP technology. As this technology becomes more widespread, plate prices should decline and sales of CTP equipment are expected to increase on a worldwide basis. The decrease in customer service and support sales was due to a decline in domestic service contracts being issued as a result of the lower systems and equipment sales domestically on which we offer customer service contracts.

Overall gross margins increased from 36.8% of revenues in fiscal 1999 to 37.1% of revenues in fiscal 2000 due to higher service and support margins, which increased 9.2 percentage points (from 24.5% to 33.7%) partially offset by lower margins on systems and equipment which decreased 4.8 percentage points (from 43.4% to 38.6%). The increase in service and support margins was due to higher margins domestically, due to lower spare and warranty costs during the period. The decrease in systems and equipment margins was due to discounting in response to competition and slightly higher manufacturing costs during the period. The higher manufacturing costs resulted from higher material costs for 3850 imagers due to lower production volumes, lower discounts provided by vendors and unfavorable manufacturing variances associated with the roll-out of the Company's new wide versions of the 3850 film imager and Computer-to-Plate (CTP). Typically, manufacturing variances are high on new products. However, as the production quantity increases the material and labor variances are expected to reduce.

Operating expenses decreased by $28,000 from $19,957,000 in fiscal 1999 to $19,929,000 in fiscal 2000 due to cost cutting measures implemented by the Company since October 1999. Included in operating results for each of fiscal 2000 and 1999 are amortization charges of $552,000 of goodwill resulting from the merger of Triple-I into the Company. Amortization of this goodwill will be completed at the end of the first quarter of fiscal 2001. Accordingly, only $138,000 of such amortization will be charged to earnings in fiscal 2001. Operating expenses expressed as a percentage of sales decreased 2.9 percentage points (from 27.5% to 24.6%) due to the lower level of expenditures and higher sales volume.

Research, development and engineering expenditures in fiscal 2000 decreased $1,400,000, or 14.6%, to $8,170,000 from $9,570,000 in fiscal 1999. In February
2000, the Company terminated sales and engineering activities on its Laser Cinema Recorder. In addition, engineering costs (which were high in fiscal 1999) decreased as development expenses wind down on the wide 3850 film imager and wide CTP. Expressed as a percentage of sales, these expenses decreased from 13.2% to 10.1% due to the lower level of expenditures and higher sales volume.

The $169,000 increase in interest income was due to higher average (over the twelve-month period) cash balances and slightly higher average rates of return in the fiscal 2000 period than in the comparable period in fiscal 1999.

A foreign exchange loss of $280,000 was realized in fiscal 2000 compared to $292,000 in fiscal 1999. The loss in both years was due to unfavorable currency movements in the foreign currency markets. The impact of currency movements was mitigated by the Company's policy of purchasing foreign currency options to reduce the potential impact from foreign currency changes on the Company's foreign currency receivables and firm commitments (see Note M of Notes to Consolidated Financial Statements).

The tax benefit in fiscal 1999 was due to a loss in that year. The effective tax rate (70.2%) in fiscal 2000 was primarily due to goodwill, change in valuation allowance and tax effect of foreign operations partially offset by certain tax credits.

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

Operating expenses decreased by $1,492,000, or 7.0%, from $21,449,000 in fiscal 1998 to $19,957,000 in fiscal 1999. The decrease in operating expenses was due primarily to lower sales and somewhat lower marketing expenses and cost-cutting measures implemented by the Company since October 1999. Expressed as a percentage of sales, however, operating expenses increased 3.0 percentage points from 24.5% to 27.5%.

Research, development and engineering expenditures in fiscal 1999 increased $1,058,000, or 12.4%, to $9,570,000 from $8,512,000 in fiscal 1998. Expressed as a percentage of sales, these expenses increased from 9.7% to 13.2%. The increase was due primarily to development costs incurred in connection with the major development of a proprietary CTP product and a wide version of both the CTP and 3850 film recorder.

Interest income remained the same in fiscal 1999 as in fiscal 1998 at $504,000. During fiscal 1999, the Company had higher average (over the twelve-month period) cash balances, which offset lower average rates of return, compared to fiscal 1998.

A foreign exchange loss of $292,000 was realized in fiscal 1999 compared to $560,000 in fiscal 1998. The loss in both years was due to unfavorable currency movements in the foreign currency markets. The impact of the currency movements was mitigated by the Company's policy of purchasing foreign currency options to reduce the potential impact from foreign currency changes on the Company's foreign currency receivables and firm commitments (see Note M of Notes to Consolidated Financial Statements).

The Company's effective tax benefit rate was 22.8% in fiscal 1999 compared to a tax provision rate of 44.9% in fiscal 1998. The benefit rate in fiscal 1999 is lower than the tax provision rate in fiscal 1998 primarily due to the greater effect of foreign tax expenses, which partially offset the domestic tax benefit. (See Note E of Notes to Consolidated Financial Statements).

Liquidity and Capital Resources

During fiscal 2000, operating activities used $625,000 of cash flows resulting from changes in operating assets and liabilities of $4,019,000, offset, in large part, by the net income for the period of $335,000 and non-cash charges of $3,059,000.

The uses of cash due to changes in operating assets and liabilities resulted from an increase in receivables of $3,199,000 (due to the higher sales volume), and an increase in inventories of $107,000, as well as decreases in payables ($184,000), customer advances ($510,000), income taxes payable ($334,000), and the Company's payable to Volt ($129,000). The decrease in customer advances was due to lower booking of orders in the last quarter. Cash used was partially offset by cash provided from decreases in prepaid expenses and other assets of $248,000 and an increase of $196,000 in accrued expenses.

The non-cash operating activities charges of $3,059,000 consisted of depreciation of $2,171,000, amortization of $550,000, provision for doubtful accounts of $44,000, losses on disposition of property of $217,000 and a decrease in deferred income taxes of $492,000, offset, in part, by a gain of $415,000 in foreign currency translation.

Investing activities used $1,549,000 for the purchase of property and equipment, primarily for test equipment ($321,000), development equipment ($530,000) and leasehold improvements ($287,000). The Company has no unusual or significant expenditures planned for fiscal year 2001.

As a result of the foregoing, during fiscal 2000, cash and cash equivalents decreased by $1,520,000. The Company's working capital as of November 3, 2000 was $29,324,000, which includes $11,901,000 in cash and cash equivalents. These resources are anticipated to be sufficient to meet the Company's liquidity and capital needs in the normal course of business for the foreseeable future.

The Effect of New Accounting Pronouncements

In June 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No 133). The provisions of SFAS No. 133 require companies to record all derivative instruments as assets or liabilities at fair value. In June 1999, the FASB issued Statement 137, which deferred the effective date of SFAS 133. The Company does not expect that effects of adopting this new standard in fiscal 2001 will be material.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of fiscal 2001. The Company has evaluated the impact of SAB 101 and its resulted interpretations and determined that it will not have a material effect on the Company's consolidated financial position and results of operations.

Impact of the Euro

Several European countries adopted as of January 1, 1999, and others are expected to adopt, a Single European Currency (the "Euro") with a transition period continuing through January 1, 2002. The Company believes, based on its experience to date, that its internal systems are and will continue to be Euro compatible without material modification cost. Further, the Company has not experienced to date, and does not expect the introduction of the Euro currency to have a material adverse impact on the Company's financial position or results of operations.



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

A significant portion of AII's operations consists of sales activities in foreign locations, as the Company sells its products worldwide. The Company's financial results, therefore, can be significantly impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets, such as is currently being experienced in Latin America and the Far East. Although all of AII's sales are denominated in U.S. dollars, the Company's foreign operations are net payers in currencies other than the U.S. dollar. As such, the Company's operating results may be adversely affected by the impacts of weaker foreign currencies relative to the U.S. dollar. To mitigate the short-term effect of changes in currency exchange rates on its foreign currency based expenses and receivables, the Company purchases foreign currency option contracts to hedge the adverse impact of currency fluctuations on its foreign currency receivables and firm commitments. Management believes that due to its currency option positions that changes in currency rates will not have a significant impact on the Company's results of operations.

ITEM 8. FINANCIAL STATEMENTS


                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Shareholders
Autologic Information International, Inc.

We have audited the accompanying consolidated balance sheets of Autologic Information International, Inc. and subsidiaries as of November 3, 2000 and October 29, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended November 3, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Autologic Information International, Inc. and subsidiaries at November 3, 2000 and October 29, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 3, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                       ERNST & YOUNG LLP





Woodland Hills, California
December 8, 2000

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 November 3,     October 29,
                                                                                    2000            1999
                                                                                 ----------      ----------
                                                                                    (Dollars in thousands)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents -- See Notes C and M                                $  11,901       $  13,421
   Accounts receivable less allowance for doubtful
     accounts of $1,196 (2000) and $1,501 (1999) -- See Note M and Schedule II      14,497          12,478
   Inventories-See Notes C and D                                                    11,144          11,037
   Deferred income taxes -- See Notes C and E                                        4,260           4,380
   Receivable from Volt -- See Note N                                                   45              --
   Prepaid expenses and other assets                                                 1,214           1,460
                                                                                 ---------       ---------
         Total current assets                                                       43,061          42,776

PROPERTY AND EQUIPMENT, at cost, net of
   accumulated depreciation and amortization
   of  $8,008 (2000) and $7,150 (1999) -- See Note C                                 4,550           5,389

DEFERRED INCOME TAXES -- See Notes C and E                                           3,396           3,768

EXCESS OF PURCHASE PRICE OVER NET ASSETS
   ACQUIRED, net of accumulated amortization of $2,615 (2000)
   and $2,065 (1999) -- See Notes B and C                                              138             688

OTHER ASSETS                                                                            51              60
                                                                                 ---------       ---------
                                                                                 $  51,196       $  52,681
                                                                                 =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                              $   3,715       $   4,242
   Payable to Volt -- See Note N                                                        --              84
   Accrued payroll and related liabilities                                           3,187           3,291
   Accrued expenses                                                                  2,286           2,148
   Customer advances                                                                 4,285           5,194
   Income taxes payable -- See Notes C and E                                           264             598
                                                                                 ---------       ---------
         Total current liabilities                                                  13,737          15,557

COMMITMENTS AND CONTINGENCIES -- See Notes H, I and N

STOCKHOLDERS' EQUITY -- See Notes B, C, F and G
   Preferred stock, par value $0.01
     Authorized -- 1,000,000 shares; issued -- none                                     --              --
   Common stock, par value $0.01
     Authorized -- 12,000,000 shares; issued and
         outstanding 5,787,970 shares (2000 and 1999)                                   58              58
Paid-in capital                                                                    112,620         112,620
Accumulated deficit                                                                (75,219)        (75,554)
                                                                                 ---------       ---------
                                                                                    37,459          37,124
                                                                                 ---------       ---------
                                                                                 $  51,196       $  52,681
                                                                                 =========       =========



                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Year Ended
                                                   -----------------------------------------
                                                   November 3,    October 29,    October 30,
                                                      2000           1999           1998
                                                   ----------     ----------     -----------
                                                    (In thousands, except per share amounts)
REVENUES -- See Note C
   Systems and equipment                            $ 56,546       $ 47,458       $ 60,679
   Customer service and support                       24,469         25,200         26,937
                                                    --------       --------       --------
                                                      81,015         72,658         87,616
                                                    --------       --------       --------
OPERATING COSTS AND EXPENSES
   Cost of systems and equipment                      34,705         26,867         32,338
   Cost of customer service and support               16,225         19,022         19,784
                                                    --------       --------       --------
                     Gross margin                     30,085         26,769         35,494

   Operating expenses                                 19,929         19,957         21,449
   Research, development and engineering               8,170          9,570          8,512
   Charges from Volt -- See Notes B and N
     Rent                                                776            776            776
     General and administrative                           36             36             36
                                                    --------       --------       --------


OPERATING INCOME (LOSS)                                1,174         (3,570)         4,721
                                                    --------       --------       --------
OTHER (EXPENSE) INCOME
   Interest income                                       673            504            504
   Foreign exchange loss -- See Notes C and M           (280)          (292)          (560)

   Other, net                                           (445)          (279)          (102)
                                                    --------       --------       --------

                                                         (52)           (67)          (158)
                                                    --------       --------       --------

INCOME (LOSS)
   BEFORE INCOME TAXES                                 1,122         (3,637)         4,563

INCOME TAX PROVISION (BENEFIT) --
   See Notes C and E                                     787           (829)         2,049
                                                    --------       --------       --------



NET INCOME (LOSS)                                   $    335       $ (2,808)      $  2,514
                                                    ========       ========       ========


BASIC AND DILUTED EARNINGS (LOSS)
     PER SHARE -- See Note C and F                  $   0.06       $  (0.49)      $  0. 43
                                                    ========       ========       ========

Average number of shares outstanding -- Basic          5,788          5,788          5,788
                                                    ========       ========       ========

Average number of shares outstanding -- Diluted        5,788          5,788          5,789
                                                    ========       ========       ========



                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                        Common Stock
                                       $0.01 Par Value
                                  ------------------------       Paid-In      Accumulated
                                   Shares          Amount        Capital        Deficit          Total
                                  ---------      ---------      ---------     -----------      ---------
                                                         (Dollars in thousands)

Balance at October 31, 1997       5,787,970      $      58      $ 112,620      $ (75,260)      $  37,418

     Net income for the year             --             --             --          2,514           2,514
                                  ---------      ---------      ---------      ---------       ---------

Balance at October 30, 1998       5,787,970             58        112,620        (72,746)         39,932

    Net loss for the year                --             --             --         (2,808)         (2,808)
                                  ---------      ---------      ---------      ---------       ---------

Balance at October 29, 1999       5,787,970             58        112,620        (75,554)         37,124
                                  ---------      ---------      ---------      ---------       ---------


    Net income for the year              --             --             --            335             335
                                  ---------      ---------      ---------      ---------       ---------

Balance at November 3, 2000       5,787,970      $      58      $ 112,620      $ (75,219)      $  37,459
                                  =========      =========      =========      =========       =========



                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Year Ended
                                                                      --------------------------------------
                                                                      November 3,  October 29,    October 30,
                                                                         2000          1999          1998
                                                                      ----------   ----------     ----------
                                                                              (Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                   $   335       $(2,808)      $ 2,514
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:

       Depreciation                                                      2,171         2,258         2,211
       Amortization                                                        550           549           552
       Provision for doubtful accounts                                      44           522           196
       (Gains) losses on foreign currency translation                     (415)         (341)          298
       Losses on dispositions of property and equipment                    217            --            47
       Decrease (increase) in deferred income taxes                        492        (1,496)        1,266
       Changes in operating assets and liabilities:
         (Increase) decrease  in accounts receivable                    (3,199)        4,570          (673)
         (Increase) decrease in inventories                               (107)          273        (3,081)
         Decrease (increase) in prepaid expenses and other assets          248           (90)        1,313
         Decrease in accounts payable                                     (184)         (427)         (640)
         Increase (decrease) in accrued expenses,
           accrued payroll and related liabilities,
           and accrued restructuring costs                                 196        (1,106)          210
         (Decrease) increase in customer advances                         (510)          786           391
         (Decrease) increase in income taxes payable                      (334)          242           356
         Decrease in payable to Volt                                      (129)         (118)          (63)
                                                                       -------       -------       -------


NET CASH (APPLIED TO) PROVIDED BY
   OPERATING ACTIVITIES                                                $  (625)      $ 2,814       $ 4,897
                                                                       -------       -------       -------



                             Continued on next page

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                                      Year Ended
                                                                       -----------------------------------------
                                                                       November 3,   October 29,     October 30,
                                                                          2000           1999           1998
                                                                       ----------    ----------      -----------
                                                                               (Dollars in thousands)

CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds from disposal of property
       and equipment                                                   $     --       $     --       $    145
     Purchases of property and equipment                                 (1,549)        (1,808)      (2, 299)
                                                                       --------       --------       --------

NET CASH APPLIED TO
   INVESTING ACTIVITIES                                                  (1,549)        (1,808)      (2, 154)
                                                                       --------       --------       --------

   Effect of exchange rate changes on cash                                  654            544           (324)
                                                                       --------       --------       --------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                      (1,520)         1,550          2,419

Cash and cash equivalents, beginning of period                           13,421         11,871          9,452
                                                                       --------       --------       --------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                      $ 11,901       $ 13,421       $ 11,871
                                                                       ========       ========       ========


SUPPLEMENTAL CASH TRANSACTIONS
    Cash paid during the period:
     Interest expense                                                  $      1       $      1       $      9
     Income taxes                                                      $    808       $    487       $    256

SUPPLEMENTAL NON-CASH TRANSACTIONS

During 2000, 1999 and 1998, the Company wrote off fully depreciated fixed assets of approximately $1,077,000, $700,000 and $1,375,000, respectively.



                             See accompanying notes

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--DESCRIPTION OF BUSINESS

Autologic Information International, Inc. and its subsidiaries (collectively "AII" or the "Company") design, develop, manufacture, assemble, integrate, market, sell and service computerized image-setting and publication systems equipment and software that automate the various pre-press production steps in the publishing process. The products are primarily marketed and sold to the newspaper publishing industry, the commercial printing industry and other organizations having internal publishing facilities or data storage requirements.

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

On June 25, 1995, the date the general terms of the Merger were agreed to and announced, Triple-I had outstanding options to purchase approximately 594,000 shares of its common stock. In accordance with Triple-I's stock option plans, each outstanding Triple-I option automatically became fully vested and immediately exerciseable upon consummation of the Merger. As part of the Merger Agreement, the parties agreed to a formula to limit the dilution of Volt's percentage ownership in the Company as a result of the exercise of those Triple-I options. Under that formula, Volt is to receive 100 shares of the Company's common stock for every 590 shares of the Company common stock issued with respect to Triple-I options exercised subsequent to June 25, 1995, up to a maximum of 100,000 shares. Between June 25, 1995 and November 3, 2000, 51,250 shares have been issued upon the exercise of Triple-I options, and Volt has received 8,600 shares of the Company's common stock with respect to such exercises. Accordingly, Volt owned beneficially 3,400,186 shares (59%) of the Company's common stock as of November 3, 2000. Of such options, options to purchase 144,900 shares of the Company's common stock remained outstanding on November 3, 2000 at an exercise price of $4.25 per share and expiring from November 4, 2008 to December 9, 2008.

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

date of the Merger and is being amortized over a five-year period. Amortization, at the monthly rate of $46,000 will be concluded February 4, 2001 at the end of the first quarter of fiscal 2001. The operating results of Triple-I have been included in the Company's consolidated financial statements since the date of the Merger, which was limited to five days of operations for the first quarter of 1996, but are included for the second, third and fourth quarters of 1996. A liability for restructuring costs incurred prior to the Merger provided for estimated costs related to closing of certain facilities of Triple-I. During fiscal 1999, all remaining restructuring costs ($1,014,000) were settled and the liability was eliminated.

NOTE C-- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year: The Company's fiscal year consists of the 52 or 53 weeks ending on the Friday nearest October 31. The 2000 fiscal year was comprised of 53 weeks; fiscal years 1999 and 1998 were each comprised of 52 weeks. In 2001, the Company's fiscal year will end on Sunday, November 4, 2001 and thereafter on the Sunday nearest October 31.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of fiscal 2001. The Company has evaluated the impact of SAB 101 and its resulted interpretations and determined that it will not have a material effect on the Company's consolidated financial position and results of operations.

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

Property and Equipment: Property and equipment are stated at cost, net of depreciation and amortization which are provided on the straight-line method over their estimated useful lives, generally as follows:

Equipment - 3 to 7 years
Leasehold improvements - length of lease or life of asset, whichever is shorter.

Property and equipment consists of the following:

                                                     2000                                           1999
                                     --------------------------------------       ---------------------------------------
                                     Property                                     Property
                                        and          Lease-                          and          Lease-
                                     Equipment        hold           Total        Equipment        hold           Total
                                     ---------      --------       --------       ---------      --------       --------
Property and equipment, at cost      $  9,880       $  2,678       $ 12,558       $ 10,066       $  2,473       $ 12,539
Accumulated depreciation
  and amortization                     (6,604)        (1,404)        (8,008)        (6,143)        (1,007)        (7,150)
                                     --------       --------       --------       --------       --------       --------
Net property and equipment           $  3,276       $  1,274       $  4,550       $  3,923       $  1,466       $  5,389
                                     ========       ========       ========       ========       ========       ========


Intangible Assets: Intangible assets principally consist of the unamortized balances of the excess of cost over the fair value of the net assets of companies acquired. The intangibles are being amortized using the straight-line method over five years ending February 4, 2001 (see Note B).

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

Foreign Exchange Contracts: Gains and losses on foreign currency option and forward contracts designated as hedges of existing assets and liabilities and of identifiable firm commitments are deferred and included in the measurement of the related foreign currency transaction (see Note M).

Advertising: The Company expenses the production cost of advertising the first time the advertising takes place. Advertising expense totaled $1,400,000, $1,400,000, and $1,300,000 for the years ended November 3, 2000, October 29, 1999, October 30, 1998, respectively.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE C--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued


Per Share Data: The Company calculates per share data in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Under SFAS No. 128 earnings per share data is calculated for basic and diluted earnings per share. Basic earnings per share excludes dilutive securities, including stock options, and is calculated using the weighted average common shares outstanding for the period. Diluted earnings per share reflects the dilution to earnings that would occur if stock options and other dilutive securities resulted in the issuance of common stock. In 2000 and 1999 all, and in 1998 all but 1,000 common stock equivalent shares from stock options (280,900, 332,500 and 159,000 in 2000, 1999 and 1998, respectively), have been excluded from the computation of diluted earnings per share because the effect would be antidilutive, since the option prices were greater than the average market prices of the Company's common stock during the years and, in fiscal 1999, due to the loss sustained.


Comprehensive Income: While SFAS No. 130 was adopted in the year ended October 29, 1999, there were no items of comprehensive income and no impact on the Company's results of operations for the years ended November 3, 2000 and October 29, 1999, and therefore no further disclosures have been made.


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

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE D--INVENTORIES

Inventories consist of the following:

                                                   November 3,         October 29,
                                                      2000                1999
                                                   ----------          ----------
                                                        (Dollars in thousands)

Service parts                                       $   928              $ 1,170
Materials                                             7,583                6,205
Work-in-process                                       1,548                1,910
Finished goods                                        1,085                1,752
                                                    -------              -------
                                                    $11,144              $11,037
                                                    =======              =======


NOTE E--INCOME TAXES

                                                        For the Fiscal Year Ended
                                                 ---------------------------------------
                                                 November 3,   October 29,   October  30,
                                                    2000          1999          1998
                                                 ----------    ----------    -----------
                                                          (Dollars in thousands)

The components of income (loss)
before income taxes based on the location of
operations, consist of the following:
   Domestic                                       $ 1,165       $(3,366)      $ 4,795
   Foreign                                            (43)         (271)         (232)
                                                  -------       -------       -------
                                                  $ 1,122       $(3,637)      $ 4,563
                                                  =======       =======       =======

Income tax provision (benefit) includes:
Current:
   Federal                                        $    10       $    13       $   177
   Foreign                                            197           623           455
   State and local                                     88            31           151
                                                  -------       -------       -------
     Total current                                    295           667           783
                                                  -------       -------       -------

Deferred:
   Federal                                            592        (1,048)        1,513
   Foreign                                            (88)         (310)         (316)
   State and local                                    (12)         (138)           69
                                                  -------       -------       -------
     Total deferred                                   492        (1,496)        1,266
                                                  -------       -------       -------

Total income tax provision (benefit)              $   787       $  (829)      $ 2,049
                                                  =======       =======       =======

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE E--INCOME TAXES--Continued

The consolidated effective tax rates are different than the U.S. Federal statutory rate. The differences result from the following:

                                              For the Fiscal Year Ended
                                       -------------------------------------------
                                       November 3,     October 29,     October 30,
                                          2000            1999            1998
                                       -----------     -----------     -----------
Statutory rate                            34.0%          (34.0%)          34.0%
Tax effect of foreign operations          10.9             6.7             1.6
State taxes                                4.4            (1.9)            3.2
Tax credits                              (30.5)             --              --
Goodwill                                  16.7             5.1             4.1
Valuation allowance                       30.5              --              --
Other - net                                4.2             1.3             2.0
                                         -----           -----           -----
Effective tax rate                        70.2%          (22.8%)          44.9%
                                         =====           =====           =====

Deferred income taxes reflect the net tax effects of changes in the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                           November 3,      October 29,
                                              2000             1999
                                           ----------       -----------
                                              (Dollars in thousands)
  Deferred tax assets:
   Allowance for doubtful accounts          $   366          $   566
   Inventory valuation                        1,999            1,866
   Net operating loss carryforwards           2,847            3,345
   Vacation accruals                            533              495
   Foreign asset basis                        1,100            1,013
   Foreign tax credits                          518              518
   Warranty accruals                            225              302
   R & D tax credit                             242               --
   Other -- Net                                 168               43
                                            -------          -------

   Total deferred tax assets                  7,998            8,148
   Valuation allowance                         (342)              --
                                            -------          -------

Total deferred tax assets (net)             $ 7,656          $ 8,148
                                            =======          =======
Balance sheet classification:
   Current assets                           $ 4,260          $ 4,380
   Non-current assets                         3,396            3,768
                                            -------          -------

Total deferred tax assets                   $ 7,656          $ 8,148
                                            =======          =======


As of November 3, 2000, the Company had a net operating loss carryforward of $7,495,000, of which $23,000 expires in 2009, $3,169,000 expires in 2011,
$2,224,000 expires in 2012 and $2,079,000 expires in 2014.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE E--INCOME TAXES--Continued

As of November 3, 2000, the Company had foreign tax credit carryforwards of $518,000, which expire from 2002 through 2004. For financial statement purposes, a valuation allowance of $342,000 has been recognized to reflect the uncertainty of the availability of a portion of these credits.

As of November 3, 2000, certain foreign subsidiaries had undistributed earnings aggregating $1,789,000, which are considered permanently invested; accordingly, no federal income taxes have been provided. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because foreign tax credits should be available to reduce some or all of the U.S. liability.

Prior to the Merger, Autologic and its subsidiaries were included in the consolidated federal income tax return of Volt and were, therefore, jointly and severally liable with Volt for any income taxes payable by the consolidated group. Volt has agreed to indemnify the Company against any loss or liability that may result from such inclusion.


NOTE F--STOCK OPTIONS

The Company assumed the Triple-I 1976 Employees' Stock Option Incentive Plan ("Employees' Plan" as amended November 5, 1998, the "Employees' Plan") and the Triple-I 1992 Directors' Stock Option Plan ("Directors' Plan" as amended November 5, 1998, the "Directors' Plan"), and has established the 1995 Employees' Incentive Stock Option Plan ("1995 Plan" as amended September 18, 1998, the "1995 Plan"). Since the assumption of the Triple-I plans, shares of the Company have been issued instead of the shares of Triple-I. A summary of each of these plans follows:

Employees' Plan: This plan provides for the granting, until August 2002, of options to acquire up to 950,000 shares of common stock at a price equal to at least 100% of the fair market value of the Company's stock on the date of grant. Options may have terms up to ten years and may be exercised commencing one year after the date of grant. There were no options granted under this plan in fiscal 2000. Available for future grants under this plan at November 3, 2000 were 101,100 shares (55,500 shares at October 29, 1999 and 224,500 shares at October 30, 1998).

Directors' Plan: This plan provides for the granting, until May 2004 or ten years from the effective date of the last amendment to the plan, of options to acquire up to 80,000 shares of common stock at a price equal to at least 100% of the fair market value of the Company's stock on the date of grant. Options granted have a term of ten years and vest at the rate of 20% of the number of shares originally subject to the option annually, on a cumulative basis commencing one year after the date of grant. There were no options granted under this plan in fiscal 2000. Available for future grants under this plan at November 3, 2000 and October 29, 1999 were 51,000 shares (71,000 shares at October 30, 1998).

1995 Plan: This plan provides for the granting, until November 2005, of options to purchase up to 150,000 shares of the Company's common stock at a price equal to at least 100% of the fair market value of the Company's common stock on the date of grant to employees or consultants of the Company and its subsidiaries. Options may have terms up to ten years and vest as determined by the board or board committee granting the option. The option granted in fiscal 2000 was an option to purchase 15,000 shares, at market value, of the

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE F--STOCK OPTIONS--Continued

Company's common stock, to an officer and board member of the Company. Available for future grants under the plan at November 3, 2000 were 34,000 shares (28,000 shares at October 29, 1999 and 27,000 shares at October 30, 1998).

The following table sets forth information concerning options granted, expired and forfeited during, and options outstanding at the end of, the reported years:

                                             Employees' Plan         Directors' Plan              1995 Plan
                                           -------------------    -------------------        -------------------
                                                     Weighted                Weighted                   Weighted
                                            Number   Average        Number    Average         Number    Average
                                              of     Exercise         of     Exercise           of      Exercise
                                            Shares    Price         Shares     Price          Shares      Price
                                           --------  --------     ---------  --------        --------   --------
   Outstanding, October 31, 1997            85,000   $  8.05         8,000    $  9.38        123,500    $ 12.02
     Granted                                    --        --            --         --          4,000       3.75
     Expired                               (30,500)     8.00            --         --             --         --
     Forfeited                             (18,500)     8.39        (8,000)      9.38         (4,500)     12.00
                                           --------                 -------                   -------

   Outstanding, October 30, 1998            36,000      7.92            --         --        123,000      11.75
     Granted                               173,000      4.25        20,000       4.25             --         --
     Expired                               (13,500)     8.19            --         --             --         --
     Forfeited                              (5,000)     5.00            --         --         (1,000)     12.00
                                            -------               --------                   -------

   Outstanding, October 29, 1999           190,500      4.65        20,000       4.25        122,000      11.75
      Granted                                   --                      --         --         15,000       2.91
      Expired                              (21,500)     7.75            --         --             --         --
      Forfeited                            (24,100)     4.25            --         --        (21,000)   $ 10.82
                                           --------               ---------  --------        --------

   Outstanding, November 3, 2000           144,900    $ 4.25        20,000     $ 4.25        116,000    $ 10.78

Price ranges of outstanding and exercisable options as of November 3, 2000 are summarized below:

                                                  Outstanding Options                        Exercisable Options
                                            -------------------------------                 --------------------
                                                        Average
                                            Number     Remaining   Weighted                 Number      Weighted
   Range of                                   of         Life       Average                   of         Average
   Exercise Prices                          Shares      (Years)      Price                  Shares        Price
   ---------------                         -------     ---------   --------                 ------      --------
   Employees' Plan

     $4.25 - 4.25                          144,900         8        $ 4.25                  30,500       $ 4.25

   Directors'  Plan

      $4.25 - 4.25                          20,000         8          4.25                   4,000       $ 4.25

   1995 Plan

      $2.91 - 4.50                          18,500         9          3.17                   5,900         3.64
      $12.00 - 13.20                        97,500         4         12.22                  97,500        12.22

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE F--STOCK OPTIONS--Continued

At November 3, 2000, options to purchase 137,900 shares were exercisable at a weighted average price of $9.86 per share.

The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," to account for options granted under the stock option plans. No compensation cost is recognized because all option exercise prices have been equal to at least the market price of the underlying stock on the date of grant. Had compensation cost been determined at the grant dates for awards under the optional method provided for by SFAS No. 123, "Accounting and Disclosure for Stock Based Compensation," pro forma net (loss) income (in thousands) and earnings per share would have been:

                                            2000            1999          1998
                                          -------         --------      --------
Pro forma net income (loss)               $   262         $(2,955)      $  2,512
Pro forma basic and diluted
  earnings (loss) per share               $  0.05         $ (0.51)      $   0.43


The fair value of each option grant is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998: Risk-free interest rates of 5.8%, 6%, and 4.4%, respectively, expected volatility of .74, .69, and .67, respectively, an expected life of the options of 5 years and no dividends. These assumptions resulted in weighted average fair values of $2.20, $2.82, and $2.45 per share for stock options granted in 2000, 1999, and 1998, respectively. For purposes of pro forma disclosure, the estimated fair value of options is amortized over the options' vesting period.

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

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE H--COMMITMENTS

Future minimum rental commitments as of November 3, 2000 for all noncancelable operating leases are as follows:

         Fiscal                                              Office
          Year                             Total             Space          Equipment
         ------                            -----             ------         ---------
                                                              (Dollars in thousands)

         2001                              1,700             1,506             194
         2002                              1,586             1,399             187
         2003                                584               473             111
         2004                                487               424              63
         2005                                405               369              36
         Thereafter                        2,288             2,276              12

Rental expense for all operating leases for fiscal years 2000, 1999, and 1998 was $1,700,000, $1,799,000, and $2,056,000, respectively. Many of the leases also require the Company to pay property taxes, insurance and ordinary repairs and maintenance. (See Note N)


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

Operating profit is comprised of total revenues less operating expenses. In computing operating profit, none of the following items have been added or deducted: interest expense, interest income, foreign exchange gain (loss), other income (expense) and income taxes (benefit). Identifiable assets of geographic areas are those assets that are used in the Company's operations in the specified area.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE J--OPERATING SEGMENTS--Continued

The following table contains information relating to the Company's operations in various geographical areas:

                                                                      Year Ended
                                                       -----------------------------------------
                                                       November 3,    October 29,    October 30,
                                                          2000           1999           1998
                                                       ----------     ----------     -----------
                                                               (Dollars in thousands)
   Revenues:
   United States:
     Unaffiliated United States customers               $ 43,890       $ 39,693       $ 47,829
     Affiliated United States customer                       271            197            388
     Export sales, unaffiliated foreign customers,
       principally in Canada, South and
       Central America                                     7,362          5,350          9,038
     Export sales-interarea transfers                     13,448         10,054         11,392
                                                        --------       --------       --------
                                                          64,971         55,294         68,647
   Europe:
     Unaffiliated customers
       Germany                                             7,985          8,654          6,424
       Other countries                                    15,357         11,918         15,747
                                                        --------       --------       --------
                                                          23,342         20,572         22,171
   Australia:
     Unaffiliated customers                                5,354          6,046          7,602
   Canada:
     Unaffiliated customers                                  796            800            589
   Eliminations-interarea transfers                      (13,448)       (10,054)       (11,393)
                                                        --------       --------       --------
                                                        $ 81,015       $ 72,658       $ 87,616
                                                        --------       --------       --------
Operating (loss) profit:
   United States                                        $   (538)      $ (4,675)      $  3,556
   Germany                                                   551          1,231            631
   Other European countries                                  788           (194)           369
   Australia                                                (103)          (473)          (211)
   Canada                                                    482            416            239
   Eliminations                                               (6)           125            137
                                                        --------       --------       --------
                                                        $  1,174       $ (3,570)      $  4,721
                                                        ========       ========       ========
Identifiable assets:
   United States                                        $ 43,957       $ 46,869       $ 48,606
   Germany                                                 3,758          3,886          4,542
   Other European countries                                6,403          4,932          5,973
   Australia                                               3,118          3,466          4,231
   Canada                                                    759            765            720
   Eliminations                                           (6,799)        (7,237)        (7,818)
                                                        --------       --------       --------
                                                        $ 51,196       $ 52,681       $ 56,254
                                                        ========       ========       ========
Liabilities of entities comprising the
   Company's foreign operations                         $  4,988       $  4,973       $  5,598
                                                        ========       ========       ========

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE K--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for fiscal years ended November 3, 2000 and October 29, 1999, which contain 53 and 52 weeks, respectively.

                                             Fiscal 2000 Quarters
                                ----------------------------------------------
                                 First        Second       Third        Fourth
                                -------      -------      -------      -------
                                (Dollars in thousands, except per share amounts)
Net sales                       $17,648      $18,267      $21,250      $23,850
Gross profit                      6,922        7,339        7,805        8,019


Net income                      $    18      $    97      $   130      $    90
                                =======      =======      =======      =======

Basic and diluted earnings
   per share                    $    --      $  0.02      $  0.02      $  0.02
                                =======      =======      =======      =======



                                           Fiscal 1999 Quarters
                            ----------------------------------------------------
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

Basic and diluted loss
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

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE L--EMPLOYEE BENEFITS

The Company has a savings plan, which permits eligible employees to make contributions on a pre-tax salary reduction basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. In fiscal year 2000, the Company provided a Company contribution in the form of a 50% match of the first 2% of salary contributed by eligible participants. Under the plan, the Company's contributions of $152,000 in fiscal year 2000 were accrued and charged to compensation expense. The Company did not match employee contributions in prior years.


NOTE M--FINANCIAL INSTRUMENTS

Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash investments and accounts receivable. At November 3, 2000, the Company's cash investments were primarily in investment grade, short-term instruments. Concentrations of credit risk with respect to the receivables are limited due to the large number of customers in the Company's customer base and their dispersion across different industries and geographic areas. The Company makes periodic evaluations of the credit worthiness of its customers' financial condition and generally requires a deposit upon acceptance of the order.

The Company purchases foreign currency option contracts to hedge the adverse impact on its foreign currency receivables when the dollar strengthens against the related foreign currencies. Foreign exchange (gains) losses in the accompanying statements of operations include (1) any gains on option contracts, which are recognized in income in the same period as losses on the hedged receivables and reduced dollar amount of sales and (2) the premium cost of option contracts, which is amortized over the contract period. At November 3, 2000, the Company owned options, all of which expire in the first quarter of fiscal 2001, purchased at a cost of $142,250, to exchange various European currencies for U.S. dollars in the aggregate notional amount of $4,800,000. There are no unrealized gains or losses on these contracts at such date. The counterparty to the currency option contracts is a major bank. Credit loss from counterparty nonperformance is not anticipated.

The carrying amount of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximated fair value as of November 3, 2000 and October 29, 1999 due to the relatively short maturity of these instruments.

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

The Company incurred $36,000 in legal fees to Volt for each of the years ended November 3, 2000, October 29, 1999 and October 30, 1998 under a $3,000 per month retainer arrangement that provides the Company access to Volt's in-house legal staff.

As of November 3, 2000, the Company had $45,000 of receivables from Volt, and on October 29, 1999 and October 30, 1998, the Company had $84,000 and $202,000, respectively, payable to Volt.

The Company sells equipment and services to Volt for resale and internal use. Sales to Volt, if for resale, are priced at approximately 80% of normal end-user prices and, if for internal use, at normal end-user prices.

The following is an analysis of the intercompany account with Volt:


                                                                    For the Fiscal Year Ended
                                                              --------------------------------------
                                                              November 3,   October 29,  October  30,
                                                                 2000         1999           1998
                                                              ----------    ----------   -----------
                                                                      (Dollars in thousands)
Balance payable at beginning of period                         $    84       $   202       $   265
   Charges from Volt:
   Rent                                                            776           776           776
   Legal                                                            36            36            36
   Temporary staffing                                              603           224            18
                                                               -------       -------       -------
                                                                 1,415         1,036           992
                                                               -------       -------       -------
Expenditures paid by Volt
on behalf of and reimburseable by the Company:
   Insurance                                                       126            79            --
   Real estate taxes                                                86            84           121
   Foreign currency (gain) net of
       option premiums - See Note M                               (495)          (91)          167
   Other                                                           244           356           210
                                                               -------       -------       -------
                                                                   (39)          428           498
                                                               -------       -------       -------

Sales to Volt                                                      (98)         (196)         (379)
Cash transfers paid to Volt                                     (1,407)       (1,386)       (1,174)
                                                               -------       -------       -------
Balance  (receivable from) payable to Volt at end of year      $   (45)      $    84       $   202
                                                               =======       =======       =======

Average quarterly balance (receivable from) payable
   to Volt during the year                                     $   (18)      $    88       $   119
                                                               =======       =======       =======

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NOTE N--RELATED PARTY TRANSACTIONS WITH VOLT--Continued

A three-year lease, commencing on January 29, 1996, the effective date of the Merger, was entered into between the Company, as lessee, and a wholly-owned subsidiary of Volt, as lessor, for space previously occupied by Autologic as its headquarters and manufacturing facility in Thousand Oaks, California. The Company paid rent to Volt of $776,000 in 2000, 1999 and 1998. The lease, which expired in January 1999 and which was based on prevailing rentals in the area, has continued on a month-to-month basis. The lease also provides for the Company to pay all real estate taxes, insurance, utilities and repairs related to the facility. The Company believes these sums are fair and reasonable for the premises.

During fiscal years 2000, 1999 and 1998, the Company's United Kingdom subsidiary agreed to provide certain on-going financial services to Volt's European subsidiaries, for which Volt paid the Company the sum of $64,471, $44,527 and $73,567, respectively. The Company believes these sums are fair and reasonable for the services provided.






ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


PART III

The information called for by Part III (Items 10, 11, 12 and 13) of Form 10-K (except information as to the Company's executive officers, which information follows Item 4 in this Report) will be included in the Company's Proxy Statement which the Company intends to file with the Securities and Exchange Commission within 120 days after the close of its fiscal year ended November 3, 2000, and is hereby incorporated by reference to such Proxy Statement (except for such information that, under Securities and Exchange Commission rules, are not deemed incorporated herein by reference).

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

14(a)(1). Financial Statements

        The following consolidated financial statements are included in Item 8:

                                                                                     Page
        Consolidated Balance Sheets--November 3, 2000 and October 29, 1999            18
        Consolidated Statements of Operations--Years ended November 3, 2000,
          October 29, 1999 and October 30, 1998                                       19
        Consolidated Statements of Stockholders' Equity--Years ended
          November 3, 2000, October 29, 1999 and October 30, 1998                     20
        Consolidated Statements of Cash Flows--Years ended November 3, 2000,
          October 29, 1999 and October 30, 1998                                       21
        Notes to Consolidated Financial Statements.                                   23

14(a)(2). Financial Statement Schedule

        The following consolidated financial statement schedule is included in response to Item 14(d)

        Schedule II--Valuation and qualifying account                                S-1

        Other schedules (Nos. I, III, IV and V) for which provision is made in the applicable accounting regulations of the Securities and Exchange
        Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

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

4.1 Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 8, 1995.
         (Incorporated by reference to Exhibit No. 4.1 in the initial filing of the Company's Registration Statement on Form S-4, No. 333-99278.)

4.2 Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit No. 4.2 in the initial filing of the Company's Registration
         Statement on Form S-4, No. 333-99278.)

Exhibit    Description
-------    -----------
10.1(a)+*  Employment Agreement between the Company and Alvin J. Brunner.

10.1(b)+   Employment Agreement between the Company and Dennis Doolittle.
           (Incorporated by reference to Exhibit 10.1(b) to Amendment No. 1 to the Company's Registration Statement on Form S-4, No. 333-99278.)

10.2(a)+ Triple-I's 1976 Employees' Incentive Stock Option Plan, as extended, amended and assumed by the Company and amended November 5, 1998.
           (Incorporated by reference to Exhibit 10.2(a) to the Company's Annual
           Report on Form 10-K for the fiscal year ended October 30, 1998, file
           No. 0-29396).

10.2(b)+   Triple-I's 1985 Directors' Stock Option Plan, as assumed by the
           Company and amended November 5, 1998. (Incorporated by reference to Exhibit 10.2(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1998, file No. 0-29396).

10.2(c)+   The Company's 1995 Stock Option Plan, as amended September 18, 1998.
           (Incorporated by reference to Exhibit 10.2(c) to the Company's Annual
           Report on Form 10-K for the fiscal year ended October 30, 1998, file
           No. 0-29396).

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

23.1*      Consent of Ernst & Young LLP, Independent Auditors

----------------------

*       Filed herewith

+       Management contract or compensation plan or arrangement


14(b).  Reports on Form 8-K

The Company filed no Reports on Form 8-K during the fourth quarter of the year ended November 3, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AUTOLOGIC INFORMATION INTERNATIONAL, INC.

Dated:  Thousand Oaks, California
        January 25, 2001
                                       BY: /s/ William Shaw
                                           -------------------------------------
                                           William Shaw
                                           Chairman of the Board, Director and
                                           Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                             Title                                             Date
---------                             -----                                             ----
/s/William Shaw                       Chairman of the Board,                            January 25, 2001
---------------------------------     Director and Chief Executive Officer
William Shaw

/s/Anthony F. Marrelli                Chief Financial Officer and                       January 25, 2001
---------------------------------     Principal Accounting Officer
Anthony F. Marrelli

/s/ Leroy M. Bell                     Director                                          January 25, 2001
---------------------------------
Leroy M. Bell

/s/Alvin J. Brunner                   Director                                          January 25, 2001
---------------------------------
Alvin J. Brunner

/s/ Alden L. Edwards                  Director                                          January 25, 2001
---------------------------------
Alden L. Edwards

/s/ EuGene L. Falk                    Director                                          January 25, 2001
---------------------------------
EuGene L. Falk

/s/James J. Groberg                   Director                                          January 25, 2001
---------------------------------
James J. Groberg

/s/ Paul H. McGarrell                 Director                                          January 25, 2001
---------------------------------
Paul H. McGarrell

/s/Jerome Shaw                        Director                                          January 25, 2001
---------------------------------
Jerome Shaw

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


Column A                                 Column B       Column C       Column D        Column E
--------                                ----------     -----------     -----------     ----------
                                                       Additions
                                        Balance at     Charged to                       Balance
                                        Beginning      Costs and                        at End
                                        of Period       Expenses       Deductions      of Period
                                        ----------     -----------     -----------     ----------

Description
-----------

Year ended November 3, 2000:
 Deducted from asset accounts:
  Allowance for uncollectible
  accounts                              $1,501,000     $ 44,000(1)     $349,000(2)     $1,196,000

Year ended October 29, 1999:
 Deducted from asset accounts:
  Allowance for uncollectible
  accounts                              $1,844,000     $511,000(1)     $854,000(2)     $1,501,000

Year ended October 30, 1998:
 Deducted from asset accounts:
  Allowance for uncollectible
  accounts                              $1,828,000     $196,000(1)     $180,000(2)     $1,844,000


(1) Includes foreign currency translation losses of $45,000 (2000) and $11,000 (1999), and a gain of $13,000 (1998).

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

4.1 Restated Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on November 8, 1995.
           (Incorporated by reference to Exhibit No. 4.1 in the initial filing of the Company's Registration Statement on Form S-4, No. 333-99278.)

4.2 Amended and Restated Bylaws of the Company. (Incorporated by reference to Exhibit No. 4.2 in the initial filing of the Company's
           Registration Statement on Form S-4, No. 333-99278.)

10.1(a)+*  Employment Agreement between the Company and Alvin J. Brunner.

10.1(b)+   Employment Agreement between the Company and Dennis Doolittle.
           (Incorporated by reference to Exhibit 10.1(b) to Amendment No. 1 to the Company's Registration Statement on Form S-4, No. 333-99278.)

10.2(a)+ Triple-I's 1976 Employees' Incentive Stock Option Plan, as extended, amended and assumed by the Company and amended November 5, 1998.
           (Incorporated by reference to Exhibit 10.2(a) to the Company's Annual
           Report on Form 10-K for the fiscal year ended October 30, 1998, file
           No. 0-29396.)

10.2(b)+   Triple-I's 1985 Directors' Stock Option Plan, as assumed by the
           Company and amended November 5, 1998. (Incorporated by reference to Exhibit 10.2(b) to the Company's Annual Report on Form 10-K for the fiscal year ended October 30, 1998, file No. 0-29396.)

10.2(c)+   The Company's 1995 Stock Option Plan as amended September 18, 1998.
           (Incorporated by reference to Exhibit 10.2(c) to the Company's Annual
           Report on Form 10-K for the fiscal year ended October 30, 1998, file
           No. 0-29396.)

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

21.1*      Subsidiaries of the Company.

23.1*      Consent of Ernst & Young LLP, Independent Auditors

-----------------------

*       Filed herewith

+       Management contract or compensation plan or arrangement