Form 10-Q
period 2001-02-04
AUTOLOGIC INFORMATION INTERNATIONAL INC
filed 2001-03-19
CIK 1003477

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (No Fee Required)
    For the quarter ended February 4, 2001.

        OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (No Fee Required)
    For the transition period from ________________ to ________________


Commission File No. 0-29396


                    AUTOLOGIC INFORMATION INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                             13-3855697
---------------------------------                           --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


1050 Rancho Conejo Boulevard, Thousand Oaks, CA                     91320
------------------------------------------------                 ------------
    (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:             (805) 498-9611


                                 Not Applicable
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                        ---      ---

The number of shares of the Registrant's common stock outstanding as of March 13, 2001 was 5,787,970.

                         PART I - FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS


           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          February 4,     November 3,
                                                              2001          2000(a)
                                                          -----------     -----------
                                                          (Unaudited)
                                                             (Dollars in thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                $  14,055       $  11,901

  Accounts receivable less allowance for doubtful
    accounts of $1,165 (2001) and $1,196 (2000)               11,198          14,497
  Inventories                                                 10,934          11,144
  Deferred income tax benefit                                  4,235           4,260
  Receivable from Volt                                            --              45
  Prepaid expenses and other assets                            2,106           1,214
                                                           ---------       ---------
        Total current assets                                  42,528          43,061

PROPERTY AND EQUIPMENT, at cost, net of
  accumulated depreciation and amortization
  of $8,427 (2001) and $8,008 (2000)                           4,495           4,550

DEFERRED INCOME TAX BENEFIT                                    3,396           3,396

EXCESS OF PURCHASE PRICE OVER NET ASSETS
  ACQUIRED, net of amortization of $2,615 (2000)                  --             138

OTHER ASSETS                                                     229              51
                                                           ---------       ---------

                                                           $  50,648       $  51,196
                                                           =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                         $   2,825       $   3,715
  Payable to Volt                                                113              --
  Accrued payroll and related liabilities                      3,194           3,187
  Accrued expenses                                             1,954           2,286
  Customer advances                                            4,690           4,285
  Income taxes payable                                           125             264
                                                           ---------       ---------
        Total current liabilities                             12,901          13,737

STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.01
    Authorized - 1,000,000 shares; issued - none                  --              --
  Common stock, par value $0.01
    Authorized - 12,000,000 shares; issued and
      outstanding 5,787,970 shares in 2001 and 2000               58              58
  Paid-in capital                                            112,620         112,620
  Accumulated deficit                                        (74,931)        (75,219)
                                                           ---------       ---------
                                                              37,459          37,747
                                                           ---------       ---------
                                                           $  50,648       $  51,196
                                                           =========       =========

(a) The balance sheet at November 3, 2000 has been derived from the audited financial statements at that date.


See accompanying notes to Condensed Consolidated Financial Statements.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         For the Three Months Ended
                                                         --------------------------
                                                          February 4,  January 28,
                                                              2001        2000
                                                          -----------  -----------
                                                  (In thousands, except per share amounts)
REVENUES
  Systems and equipment                                     $11,475      $ 11,535
  Customer service and support                                5,302         6,113
                                                            -------      --------
                                                             16,777        17,648
                                                            -------      --------
OPERATING COSTS AND EXPENSES
  Cost of systems and equipment                               6,669         6,606
  Cost of customer service and support                        3,794         4,120
                                                            -------      --------
    Gross margin                                              6,314         6,922

  Operating expenses                                          5,945         6,774
  Charges from Volt-See Notes E and F
    Rent                                                        194           194
    General and administrative                                    9             9
                                                            -------      --------

OPERATING PROFIT (LOSS)                                         166           (55)
                                                            -------      --------

OTHER INCOME (EXPENSE)
  Interest income                                               177           147
  Foreign exchange gain (loss), net                             157           (70)
  Other, net                                                      4            10
                                                            -------      --------
                                                                338            87
                                                            -------      --------

INCOME FROM OPERATIONS
  BEFORE INCOME TAXES                                           504            32

INCOME TAX PROVISION-See Note D                                 216            14
                                                            -------      --------

NET INCOME                                                  $   288      $     18
                                                            =======      ========

BASIC AND DILUTED EARNINGS
    PER SHARE -See Note G                                   $  0.05      $   0.00
                                                            =======      ========

Average number of shares outstanding-Basic and Diluted        5,788         5,788
                                                            =======      ========


See accompanying notes to Condensed Consolidated Financial Statements.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                          Common Stock
                                        $0.01 Par Value
                                     ---------------------     Paid-In      Accumulated
                                       Shares       Amount     Capital        Deficit
                                     ---------      ------     --------     -----------
                                                     (Dollars in thousands)
Balance at November 3, 2000          5,787,970      $  58      $112,620      $(75,219)

Net income for the three months             --         --            --           288
                                     ---------      -----      --------      --------

Balance at February 4, 2001          5,787,970      $  58      $112,620      $(74,931)
                                     =========      =====      ========      ========




See accompanying notes to Condensed Consolidated Financial Statements.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                     For the Three Months Ended
                                                                     --------------------------
                                                                     February 4,    January 28,
                                                                        2001            2000
                                                                     -----------    -----------
                                                                       (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                          $    288       $     18
  Adjustments to reconcile net income to net
    cash provided by  (applied to) operating activities:
      Depreciation                                                         532            578
      Amortization                                                         138            138
      Provision for doubtful accounts                                      120             35
      Losses (gains) on foreign currency translation                       243           (185)
      (Gains) losses on dispositions of property and equipment             (64)           138
      Deferred income taxes                                                 25           (168)
      Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable                       3,508         (2,015)
        Decrease (increase) in inventories                                 210           (423)
        (Increase) decrease in prepaid expenses and other assets        (1,067)            78
        Decrease in accounts payable                                    (1,111)          (998)
        Decrease in accrued expenses                                      (474)          (227)
        Increase in customer advances                                      244          2,625
        Decrease  in income taxes payable                                 (139)           (51)
        Increase in payable to Volt                                        158             68
                                                                      --------       --------

NET CASH PROVIDED BY (APPLIED TO) OPERATING ACTIVITIES                   2,611           (389)
                                                                      --------       --------

CASH FLOWS APPLIED TO INVESTING ACTIVITIES
    Purchases of property and equipment                                   (413)          (391)
                                                                      --------       --------

Effect of exchange rate changes on cash                                    (44)           225
                                                                      --------       --------

NET INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS                    2,154           (555)

Cash and cash equivalents, beginning of period                          11,901         13,421
                                                                      --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 14,055       $ 12,866
                                                                      ========       ========

SUPPLEMENTAL CASH TRANSACTIONS

  Cash paid during the period:
     Interest expense                                                 $      2       $      1
     Income tax                                                       $    339       $    231


See accompanying notes to Condensed Consolidated Financial Statements.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at February 4, 2001 and results of operations and cash flows for the three months ended February 4, 2001 and January 28, 2000. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

These statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended November 3, 2000. The accounting policies used in preparing these financial statements are the same as those described in that Report. In 2001, the Company's fiscal year will end on Sunday, November 4, 2001 and thereafter on the Sunday nearest October 31.


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

As the Company, Autologic and the Volt Subsidiaries were under common control, the merger of Autologic and the transfer of the stock of the Volt Subsidiaries to the Company has been accounted for on a pooling of interest basis. Accordingly, the assets and liabilities of such entities and their stockholders' equity accounts have been accounted for at their historical carrying amounts. The merger of Triple-I has been accounted for under the purchase method of accounting and, accordingly, the purchase price, which was based on the quoted market price of the Triple-I common stock at the time the general terms of the acquisition were agreed to and announced, plus the value of stock options issued in exchange for outstanding stock options of Triple-I, has been allocated to net assets based upon their estimated fair values. A $2,753,000 excess of the purchase price over the estimated fair value of Triple-I's identifiable assets, including the estimated future tax benefits of Triple-I's net operating loss carryforwards and deductible temporary differences, was recorded on the effective date of the Merger and was being amortized over a five-year period. Amortization, at the monthly rate of $46,000 was concluded February 4, 2001 at the end of the first quarter of fiscal 2001.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (Unaudited)


NOTE C--INVENTORIES

Inventories consist of:

                                                    February 4,   November 3,
                                                        2001         2000
                                                    -----------   -----------
                                                      (Dollars in thousands)
  Service parts                                      $    668      $    928
  Materials                                             7,103         7,583
  Work-in-process                                       1,834         1,548
  Finished goods                                        1,329         1,085
                                                     ---------     --------
                                                     $ 10,934      $ 11,144
                                                     =========     ========


NOTE D--INCOME TAXES

Income taxes are provided using the liability method. Significant components of the income tax provision attributable to operations are as follows:


                                                  For the Three Months Ended
                                                  --------------------------
                                                   February 4,   January 28,
                                                      2001          2000
                                                   -----------   -----------
                                                     (Dollars in thousands)
Current Taxes:
  Federal                                           $       9     $     236
  State and local                                          20            36
  Foreign                                                 162           (90)
                                                    ---------     ---------
    Total current                                         191           182
                                                    ---------     ---------

Deferred Taxes:
  Federal                                                  23          (150)
  State and local                                           2           (18)
  Foreign                                                  --            --
                                                    ---------     ---------
    Total deferred                                         25          (168)
                                                    ---------     ---------

Total income tax provision                          $     216     $      14
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

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (Unaudited)


NOTE E--CHARGES FROM VOLT

Volt incurs certain costs on behalf of the Company for which the Company reimburses Volt and, accordingly, such costs are reflected in the Company's results of operations. In addition, during the three months ended February 4, 2001 and January 28, 2000, the Company incurred $9,000 in legal fees payable to Volt under a $3,000 per month retainer arrangement that provides the Company access to Volt's in-house legal staff. At February 4, 2001, the Company had a $113,000 payable to Volt as a result of costs paid by Volt on behalf of the Company including amounts owed under the retainer arrangement.


NOTE F--RELATED PARTY TRANSACTIONS

A three-year lease, commencing on the effective date of the mergers, was entered into between the Company, as lessee, and a wholly-owned subsidiary of Volt, as lessor, for space previously occupied by Autologic as its headquarters and manufacturing facility in Thousand Oaks, California. Pursuant to the terms of the lease, as amended in December 1996, the Company's Board of Directors established a new rental rate based on prevailing rates in the general area, which resulted in a slight decrease in rent. The lease also provides for the Company to pay all real estate taxes, insurance, utilities and repairs related to the facility. The Company and the landlord have continued to operate under the terms of the lease since its expiration in January 28, 1999, although there have been discussions to modify the lease. During the three months ended February 4, 2001 and January 28, 2000, the Company paid rent to Volt of $194,000.


NOTE G--PER SHARE DATA

The Company calculates per share data in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Under SFAS No. 128, earnings per share data is calculated for basic and diluted earnings per share. Basic earnings per share excludes dilutive securities including stock options, and is calculated using the weighted average common shares outstanding for the period. Diluted earnings per share reflects the dilution to earnings that would occur if stock options and other dilutive securities resulted in the issuance of common stock. Substantially all common stock equivalent shares from stock options (and 250,400 and 330,500 in 2001 and 2000, respectively) have been excluded from the computation of diluted earnings per share because the effect would be antidilutive, since the option prices were greater than the average market prices of the Company's common stock during the quarters.


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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of fiscal 2001. The Company has evaluated the impact of SAB 101 and its resulting interpretations and has determined that SAB 101 will not have a material effect on the Company's consolidated financial position or results of operation.


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

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (Unaudited)


NOTE J - DERIVATIVE FINANCIAL INSTRUMENT


In June 1998, the FASB issued Statement 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). The provisions of SFAS No. 133 require companies to record all derivative instruments as assets or liabilities, measured at fair value. In June 1999, the FASB issued Statement 137, which deferred the effective date of SFAS No. 133. As of November 4, 2000, the Company adopted SFAS No. 133. The adoption of SFAS No. 133 had no impact on the financial statements of the Company.


NOTE K - ASSET ACQUISITION

On December 20, 2000, Xitron Inc., a wholly owned subsidiary of Autologic Information International, Inc., acquired the assets of Graphic Integration Technology (GIT) located in New Hampshire, USA and Graphic Integration Limited
(GIL) located in Swindon, UK. The tangible assets acquired include inventory and certain fixed assets. Unaudited, pro forma, combined financial information has not been prepared, as the acquisition does not have a material effect on the financial statements as presented.

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

-   potential changes in customer spending and purchasing policies and practices

- the continuing availability of components, sub-assemblies, parts and end items, and dependence on third parties for some components

- risks inherent in new product introductions, such as start-up delays, uncertainty of customer acceptance

-   the Company's ability to maintain superior technological capability

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

-   the impact of the introduction of the Euro currency

These and certain other factors are discussed from time to time in this report and other Company reports hereafter filed with the Securities and Exchange Commission. The Company does not assume an obligation to update the factors discussed in this report.


Results of Operations

Three months ended February 4, 2001 compared to three months ended January 28, 2000

In the three month period ended February 4, 2001, revenues decreased by $871,000, or 4.9%, primarily due to a decrease of $811,000, or 13.3% in customer service sales and $60,000 or 0.5% decrease in system and equipment revenue. The decrease in customer service sales was due to a decline domestically and in Europe as a result of lower spare sales, billable services and a decline in service contracts on legacy systems. Although sales of the Company's Computer-to-Plate imagesetter increased, equipment sales deceased slightly domestically due to the general economic slowdown.

Gross margins decreased by 1.6 percentage points (from 39.2% to 37.6%), due to lower margins on systems and equipment which decreased by 0.8 percentage points (from 42.7% to 41.9%) and lower service and support margins which decreased by
4.2 percentage points (from 32.6% to 28.4%) as compared to last year. The decrease in systems and equipment margins is primarily due to discounting

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-Continued

in response to competition and slightly higher manufacturing costs. The decrease in service and support margins were due to decreased sales.

Operating expenses decreased by $829,000 from $6,774,000 in the first three months of fiscal 2000 to $5,945,000 in the first three months of fiscal 2001 due primarily to cost cutting measures implemented by the Company in fiscal 2000 after the first quarter. Operating expenses as a percentage of sales decreased by 3.0 percentage points (from 38.4% to 35.4%) primarily as a result of the cost reductions previously mentioned.

The $30,000 increase in interest income was due to a higher average (over the three-month period) cash balance in the fiscal 2001 period than in the comparable period in the prior year.

A foreign exchange gain of $157,000 was realized in the three-month period ended February 4, 2001 compared to a $70,000 loss in the same period in 2000. The gain in this period was due to favorable currency movements in the European currency markets. To reduce the potential impact from foreign currency changes on the Company's foreign currency receivables and firm commitments, foreign currency options are purchased.

The Company's effective tax rate was 42.9% for the three months ended February 4, 2001 compared to 43.8% for the comparable prior year period.


Liquidity and Capital Resources

As of February 4, 2001, the Company had cash and cash equivalents of $14,055,000 and working capital of $29,627,000. During the three months ended February 4, 2001, the Company's operating activities provided cash of $2,611,000. Cash of $1,282,000 was generated from the Company's net income of $288,000 being augmented by non-cash charges, primarily for depreciation of $532,000, amortization of $138,000, provision for doubtful accounts of $120,000 and foreign currency transaction losses of $243,000. Changes in operating assets and liabilities provided the remaining $1,329,000 of cash provided by operating activities, primarily as a result of a $3,508,000 decrease in accounts receivable, partially offset by an increase in prepaid expenses and other assets of $1,067,000 and a decrease in accounts payable and accrued expenses of $1,585,000.

Investing activities used cash of $413,000 for the purchase of property and equipment. There are no major capital expenditures forecast during the balance of the fiscal year.

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



                           PART II - OTHER INFORMATION

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        15 Independent Accountants' Report on Review of Interim Financial Information from Ernst & Young LLP


(b)     Reports on Form 8-K:

        No Reports on Form 8-K were filed during the quarter ended February 4, 2001.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       AUTOLOGIC INFORMATION INTERNATIONAL, INC.



Dated:  Thousand Oaks, California
        March 13, 2001


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