Form 10-Q
period 2001-05-06
AUTOLOGIC INFORMATION INTERNATIONAL INC
filed 2001-06-19
CIK 1003477

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934 (No Fee Required)

For the quarter ended May 6, 2001.

        OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (No Fee Required)

For the transition period from _________________ to _________________

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the Registrant's common stock outstanding as of June 1, 2001 was 5,787,970.

                         PART I - FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              May 6,          November 3,
                                                                              2001              2000 (a)
                                                                            ---------          ---------
                                                                           (Unaudited)
                                                                                (Dollars in thousands)
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                $  13,490          $  11,901
   Accounts receivable less allowance for doubtful
      accounts of  $1,049 (2001) and $1,196 (2000)                             11,230             14,497
   Inventories                                                                  9,710             11,144
   Deferred income tax benefit                                                  3,873              4,260
   Receivable from Volt                                                           113                 45
   Prepaid expenses and other assets                                            2,218              1,214
                                                                            ---------          ---------
           Total current assets                                                40,634             43,061

PROPERTY AND EQUIPMENT, at cost, net of
   accumulated depreciation and amortization
   of  $8,435 (2001) and $8,008 (2000)                                          4,536              4,550

DEFERRED INCOME TAX BENEFIT                                                     3,396              3,396

EXCESS OF PURCHASE PRICE OVER NET ASSETS
   ACQUIRED, net of amortization of $2,753 (2000) and $2,615 (2000)                --                138

   See Note- B

OTHER ASSETS                                                                      357                 51
                                                                            ---------          ---------

                                                                            $  48,923          $  51,196
                                                                            =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                         $   3,024          $   3,715
   Accrued payroll and related liabilities                                      2,916              3,187
   Accrued expenses                                                             1,576              2,286
   Customer advances                                                            4,199              4,285
   Income taxes payable                                                            --                264
                                                                            ---------          ---------
           Total current liabilities                                           11,715             13,737

STOCKHOLDERS' EQUITY
   Preferred stock, par value $0.01
      Authorized-1,000,000 shares; issued - none                                   --                 --
   Common stock, par value $0.01
      Authorized - 12,000,000 shares; issued and
           outstanding 5,787,970 shares in 2001 and 2000                           58                 58
   Paid-in capital                                                            112,620            112,620
   Accumulated deficit                                                        (75,470)           (75,219)
                                                                            ---------          ---------
                                                                               37,208            37, 459
                                                                            ---------          ---------

                                                                            $  48,923          $  51,196
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

See accompanying notes to Condensed Consolidated Financial Statements.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 For the Three Months Ended           For the Six Months Ended
                                                                  May 6,           April 28,          May 6,           April 28,
                                                                   2001              2000              2001              2000
                                                                 --------          --------          --------          --------
                                                                           (In thousands, except per share amounts)
REVENUES
   Systems and equipment                                         $ 11,970          $ 12,154          $ 23,445          $ 23,689
   Customer service and support                                     5,450             6,113            10,752            12,226
                                                                 --------          --------          --------          --------
                                                                   17,420            18,267            34,197            35,915
                                                                 --------          --------          --------          --------

OPERATING COSTS AND EXPENSES
   Cost of systems and equipment                                    7,496             6,918            14,165            13,524
   Cost of customer service and support                             3,968             4,010             7,762             8,130
                                                                 --------          --------          --------          --------
      Gross margin                                                  5,956             7,339            12,270            14,261

   Operating expenses                                               6,349             7,015            12,294            13,789
   Charges from Volt-See Note E and F
      Rent                                                            194               194               388               388
      General and administrative                                        9                 9                18                18
                                                                 --------          --------          --------          --------

OPERATING (LOSS) INCOME                                              (596)              121              (430)               66
                                                                 --------          --------          --------          --------

OTHER (EXPENSE) INCOME
   Interest income                                                    168               162               345               309
   Foreign exchange loss                                             (279)              (11)             (122)              (81)
   Other, net                                                           3               (85)                7               (75)
                                                                 --------          --------          --------          --------
                                                                     (108)               66               230               153
                                                                 --------          --------          --------          --------

(LOSS) INCOME FROM OPERATIONS
    BEFORE INCOME TAXES                                              (704)              187              (200)              219

INCOME TAX BENEFIT (PROVISION) -See Note D                            165               (90)              (51)             (104)
                                                                 --------          --------          --------          --------

NET (LOSS) INCOME                                                $   (539)         $     97          $   (251)         $    115
                                                                 ========          ========          ========          ========
BASIC AND DILUTED (LOSS) EARNINGS
    PER SHARE-See Note G                                         $  (0.09)         $   0.02          $  (0.04)         $   0.02
                                                                 ========          ========          ========          ========

Average number of shares outstanding - Basic and Diluted            5,788             5,788             5,788             5,788
                                                                 ========          ========          ========          ========









See accompanying notes to Condensed Consolidated Financial Statements.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)




                                           Common Stock
                                          $0.01 Par Value                Paid-In         Accumulated
                                     Shares            Amount            Capital           Deficit
                                    ---------         ---------         ---------         ---------
                                                                 (Dollars in thousands)
Balance at November 3, 2000         5,787,970         $      58         $ 112,620         $ (75,219)

Net loss for the six months                --                --                --              (251)
                                    ---------         ---------         ---------         ---------

Balance at May 6, 2001              5,787,970         $      58         $ 112,620         $ (75,470)
                                    =========         =========         =========         =========

















See accompanying notes to Condensed Consolidated Financial Statements.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          For the Six Months Ended
                                                                          May 6,           April 28,
                                                                           2001              2000
                                                                         --------          --------
                                                                            (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)  income                                                    $   (251)         $    115
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
        Depreciation                                                        1,069             1,120
        Amortization                                                          138               276
        Provision for doubtful accounts                                       256                 6
        Loss (gain) on foreign currency translation                           159              (353)
        Loss on dispositions of property and equipment, net                    82               156
        Deferred income taxes                                                 387               175
        Changes in operating assets and liabilities:
           Decrease (increase) in accounts receivable                       3,089            (1,304)
           Decrease (increase) in inventories                               1,434              (895)
           Increase  in prepaid expenses and other assets                  (1,315)             (327)
           Decrease in accounts payable                                      (865)             (837)
           Decrease in accrued expenses                                    (1,084)             (131)
           (Decrease) increase  in customer advances                         (128)            2,781
           Decrease in income taxes payable                                  (264)             (503)
           Decrease in payable to Volt                                        (68)              (84)
                                                                         --------          --------

NET CASH PROVIDED BY
    OPERATING ACTIVITIES                                                    2,639               195
                                                                         --------          --------
CASH FLOWS APPLIED TO INVESTING ACTIVITIES
      Purchases of property and equipment                                  (1,137)             (757)
                                                                         --------          --------
NET CASH APPLIED TO INVESTING ACTIVITIES                                   (1,137)             (757)
                                                                         --------          --------

   Effect of exchange rate changes on cash                                     87               369
                                                                         --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        1,589              (193)

Cash and cash equivalents, beginning of period                             11,901            13,421
                                                                         --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 13,490          $ 13,228
                                                                         ========          ========


SUPPLEMENTAL CASH TRANSACTIONS
Cash paid during the period:
      Interest                                                           $      4          $     --
      Income taxes                                                       $    646          $    429




See accompanying notes to Condensed Consolidated Financial Statements.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at May 6, 2001 and results of operations for the three and six months ended May 6, 2001 and April 28, 2000 and cash flows for each of the six months then ended. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

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

On June 25, 1995, the date the general terms of the Merger were agreed to and announced, Triple-I had outstanding options to purchase approximately 594,000 shares of its common stock. In accordance with Triple-I's stock option plans, each outstanding Triple-I option automatically became fully vested and immediately exercisable upon consummation of the Merger. As part of the Merger Agreement, the parties agreed to a formula to limit the dilution of Volt's percentage ownership in the Company as a result of the exercise of those Triple-I options. Under that formula, Volt is to receive 100 shares of the Company's common stock for every 590 shares of the Company common stock issued with respect to Triple-I options exercised subsequent to June 25, 1995, up to a maximum of 100,000 shares. Between June 25, 1995 and May 6, 2001, 51,250 shares have been issued upon the exercise of Triple-I options, and Volt has received 8,600 shares of the Company's common stock with respect to such exercises. Accordingly, Volt owned beneficially 3,400,186 shares (59%) of the Company's common stock as of May 6, 2001. Of such options, options to purchase 137,000 shares of the Company's common stock remained outstanding on May 6, 2001 at an exercise price of $4.25 per share and expiring from November 4, 2008 to December 9, 2008.

As the Company, Autologic and the Volt Subsidiaries were under common control, the merger of Autologic and the transfer of the stock of the Volt Subsidiaries to the Company has been accounted for on a pooling of interest basis. Accordingly, the assets and liabilities of such entities and their stockholders' equity accounts have been accounted for at their historical carrying amounts. The merger of Triple-I has been accounted for under the purchase method of accounting and, accordingly, the purchase price, which was based on the quoted market price of the Triple-I common stock at the time the general terms of the acquisition were agreed to and announced, plus the value of stock options issued in exchange for outstanding stock options of Triple-I, has been allocated to net assets based upon their estimated fair values. A $2,753,000 excess of the purchase price over the estimated fair value of Triple-I's identifiable assets, including the estimated future tax benefits of Triple-I's net operating loss carryforwards and deductible temporary differences, was recorded on the effective date of the Merger and was amortized over a five-year period. Amortization, at the monthly rate of $46,000, was completed January 28, 2001 near the end of the first quarter of fiscal 2001.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (Unaudited)


NOTE C--INVENTORIES

Inventories consist of:

                                  May 6,         November 3,
                                   2001             2000
                                  -------         -------
                                   (Dollars in thousands)
Service parts                     $   931         $   928
Materials                           6,062           7,583
Work-in-process                     1,534           1,548
Finished goods                      1,183           1,085
                                  -------         -------
                                  $ 9,710         $11,144
                                  =======         =======



NOTE D--INCOME TAXES

Income taxes are provided using the liability method. Significant components of the income tax provision attributable to operations are as follows:

                                              For the Three Months Ended     For the Six Months Ended
                                                 May 6,       April 28,        May 6,        April 28,
                                                  2001           2000           2001           2000
                                                 -----          -----          -----          -----
                                                              (Dollars in thousands)
Current Tax Provision (Benefit):
   Federal                                       $(468)         $(211)         $(459)         $  25
   State and local                                 (46)             1            (26)            37
    Foreign                                        (13)           (43)           149           (133)
                                                 -----          -----          -----          -----
      Total current                               (527)          (253)          (336)           (71)
                                                 -----          -----          -----          -----

Deferred Taxes:
   Federal                                         322            313            345            163
   State and local                                  40             30             42             12
   Foreign                                          --             --             --             --
                                                 -----          -----          -----          -----
      Total deferred                               362            343            387            175
                                                 -----          -----          -----          -----

Total Income Tax Provision (Benefit)             $(165)         $  90          $  51          $ 104
                                                 =====          =====          =====          =====


Deferred income taxes reflect the net tax effects of changes in the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As described in Note B, as of the date of the Merger, a deferred tax asset was established representing the estimated future tax benefit anticipated to be realized from the use of Triple-I's net operating loss carryforward and deductible temporary differences and the Company's deductible temporary differences existing at the date of Merger to reduce anticipated taxable income of the Company to be realized subsequent to the Merger. The Company believes that it is more likely than not that such tax benefits will be realized based on the combined companies' past and anticipated future results of operations and, after considering provisions of the tax law that restrict the future use of Triple-I's tax benefits, such as the change in ownership provisions.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (Unaudited)

NOTE E--CHARGES FROM VOLT

Volt incurs certain costs on behalf of the Company for which the Company reimburses Volt and, accordingly, such costs are reflected in the Company's results of operations. In addition, during each of the three months ended May 6, 2001 and April 28, 2000, the Company incurred $9,000 in legal fees payable to Volt under a $3,000 per month retainer arrangement that provides the Company access to Volt's in-house legal staff.

NOTE F--RELATED PARTY TRANSACTIONS

A three-year lease, commencing on the effective date of the Merger, was entered into between the Company, as lessee, and a wholly-owned subsidiary of Volt, as lessor, for space previously occupied by Autologic as its headquarters and manufacturing facility in Thousand Oaks, California. Pursuant to the terms of the lease, as amended in December 1996, the Company's Board of Directors established a new rental rate based on prevailing rates in the general area, which resulted in a slight decrease in rent. The lease also provides for the Company to pay all real estate taxes, insurance, utilities and repairs related to the facility. The Company and the landlord have continued to operate under the terms of the lease since its expiration in January 28, 1999, although there have been discussions to modify the lease. During the three months ended May 6, 2001 and April 28, 2000, the Company paid rent to Volt of $194,000.


NOTE G--PER SHARE DATA

The Company calculates per share data in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Under SFAS No. 128, earnings per share data is calculated for basic and diluted earnings per share. Basic earnings per share excludes dilutive securities, including stock options, and is calculated using the weighted average common shares outstanding for the period. Diluted earnings per share reflects the dilution to earnings that would occur if stock options and other dilutive securities resulted in the issuance of common stock. Substantially all common stock equivalent shares from stock options (240,000 and 326,900 in 2001 and 2000, respectively) have been excluded from the computation of diluted earnings per share because the effect would be antidilutive, since the option prices were greater than the average market prices of the Company's common stock during the quarters.


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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of fiscal 2001. The Company has evaluated the impact of SAB 101 and interpretations thereunder and has determined that SAB 101 will not have a material effect on the Company's consolidated financial position or results of operation.


NOTE I--CONTINGENCIES

The Company is currently involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate resolution of such claims and actions will not have a material adverse effect on the Company's financial position or results of operations.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (Unaudited)


NOTE J--DERIVATIVE FINANCIAL INSTRUMENT


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



NOTE K--ASSET ACQUISITION

On December 20, 2000, Xitron Inc., a wholly owned subsidiary of Autologic Information International, Inc., acquired the assets of Graphic Integration Technology (GIT) located in New Hampshire, USA and Graphic Integration Limited
(GIL) located in Swindon, UK. The tangible assets acquired include inventory and certain fixed assets. Unaudited, pro forma, combined financial information has not been prepared, as the acquisition was not material to the Company.

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



Results of Operations

Three months ended May 6, 2001 compared to three months ended April 28, 2000

In the three-month period ended May 6, 2001, revenues decreased by $847,000, or 4.6%, from the comparable period in fiscal 2000 due to a decrease of $184,000, or 1.5%, in sales of systems and equipment, and a decrease of $663,000, or 10.8% in customer service and support sales. Although sales of the Company's Computer-to-Plate imagesetter increased, equipment sales decreased slightly domestically due to the general economic slowdown. Newspapers have curtailed their capital expenditures due to higher newsprint prices and a decline in advertising revenue. The Company anticipates sales will increase in the near future as its customers resume capital spending. The decrease in customer service and support sales was due to a decline in domestic and foreign sales of spare parts, billable services and a reduction in revenue related to installations and service contracts as a result of the lower systems and equipment sales domestically.

For the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000, gross margins decreased 18.8% due to lower systems and equipment margins which decreased by 5.7 percentage points (from 43.1% to 37.4% of systems and equipment sales) and service and support margins which decreased 7.2 percentage points (from 34.4% to 27.2% of customer service and support sales). The decrease in systems and equipment margins was due to discounting in response to competition and slightly higher manufacturing costs during the period. The higher manufacturing costs were due to unfavorable overhead variances due to the lower production volumes. The decrease in service and support margins domestically was due primarily to the decline in service revenues.

Operating expenses decreased by $666,000 from $7,015,000 in the second quarter of fiscal 2000 to $6,349,000 in the second quarter of fiscal 2001 due primarily to cost-cutting measures implemented by the Company in October 2000. At that time, the Company reduced its domestic workforce by 6% and closed its Burlington, Massachusetts facility. Operating expenses as a percentage of sales decreased by 2.0 percentage points (from 38.4% to 36.4%) as a result of the cost control measures implemented toward the end of fiscal 2000.

The $6,000 increase in interest income is due to a higher average (over the three-month period) cash balance and slightly higher interest rate in the comparable fiscal 2001 period than in the comparable period in the prior year.

A foreign exchange loss of $279,000 was realized in the three-month period ended May 6, 2001 compared to a loss in the same period in 2000 of $11,000. The loss in both periods was due to unfavorable currency movements in the European and Pacific Rim currency markets. To reduce the potential impact from foreign currency changes on the Company's foreign currency receivables and firm commitments, foreign currency options are purchased.

The Company's effective tax benefit rate was 23.4% for the three months ended May 6, 2001 compared to a 48.1% provision for the comparable prior year period due to a loss recorded during the period, higher foreign taxes and nondeductible charges.



Six months ended May 6, 2001 compared to six months ended April 28, 2000

In the six-month period ended May 6, 2001, revenues decreased by $1,718,000, or 4.8%, from the comparable fiscal 2000 period due to a decrease of $244,000, or 1.0%, in sales of systems and equipment, and a decrease of $1,474,000, or 12.1%, in customer service and support sales. Although sales of the Company's Computer-to-Plate imagesetter increased, equipment sales decreased slightly domestically due to the general economic slowdown. Newspapers have reduced capital spending in response to higher newsprint costs and a decline in advertising revenue. The Company anticipates sales will increase in the near future as our customers resume capital spending. The decrease in customer service and support sales was due primarily to a decline in domestic and foreign spare part sales, billable services and a reduction in revenue related to installations and service contracts as a result of the lower systems and equipment sales domestically.

For the first half of fiscal 2001 compared to the first six months of fiscal 2000, gross margins decreased 18.8%, due to a decline in systems and equipment margins which decreased 3.3 percentage points (from 42.9% to 39.6%) and service and support margins which decreased 5.7 percentage points (from 33.5% to 27.8%). The decrease in systems and equipment margins was due to discounting in response to competition and slightly higher manufacturing costs during the period. The increased manufacturing costs were due to unfavorable overhead variances due to the lower production volumes. The decrease in service and support margins, domestically, was due to the decline in service revenues.

Operating expenses decreased by $1,495,000 from $13,789,000 in the first six months of fiscal 2000 to $12,294,000 in the first six months of fiscal 2001 due primarily to cost-cutting measures implemented by the Company in October 2000. At that time, the Company reduced domestic headcount by 6%, or 18 personnel, and closed its Burlington, Massachusetts facility. The Company estimates the annual savings from the layoff and other cost-cutting measures to be approximately $2.2 million. As a result of these actions, operating expenses expressed as a percentage of sales decreased by 2.4 percentage points (from 38.4% to 36.0%).

The $36,000 increase in interest income is due to a higher average (over the six-month period) cash balance and, in the second quarter, slightly higher interest rates in the fiscal 2001 period than in the comparable period in the prior year.

A foreign exchange loss of $122,000 was realized in the six-month period ended May 6, 2001 compared to a loss in the same period in 2000 of $81,000. The loss in both periods was due to unfavorable currency movements in the European and Pacific Rim currency markets. To reduce the potential impact from foreign currency changes on the Company's foreign currency receivables and firm commitments, foreign currency options are purchased.

The Company reported a tax expense for the six months ended May 6, 2001 of $51,000 on a loss of $200,000. The tax provision was a result of foreign taxable income and the higher associated tax rates in these operations combined with nondeductible charges, including goodwill amortization. The effective tax rate was 47.5% for the comparable period in the prior year.

Liquidity and Capital Resources

As of May 6, 2001, the Company had cash and cash equivalents of $13,490,000 and working capital of $28,919,000. During the six months ended May 6, 2001, the Company's operating activities provided cash of $2,639,000. Although the Company reported a net loss of $251,000, the loss included non-cash charges for depreciation of $1,069,000, amortization of $138,000, provision for doubtful accounts of $256,000, foreign currency transaction losses of $159,000, loss on dispositions of property of $82,000 and deferred income taxes of $387,000. These non-cash charges of $2,091,000, after the net loss, produced net cash of $1,840,000. Changes in operating assets and liabilities provided the remaining $799,000 of cash provided by operating activities, primarily as a result of a $3,089,000 decrease in accounts receivable and $1,434,000 decrease in inventories offset, in large part, by an increase in prepaid expenses and other assets of $1,315,000, decrease in accounts payable and accrued expenses of $1,949,000, and a decrease in customer advances, income taxes and amounts payable to Volt of $460,000.

Investing activities used cash of $1,137,000 for the purchase of property and equipment. There are no major capital expenditures forecast during the balance of the fiscal year.

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

A significant portion of the Company's operations consists of sales activities in foreign locations, as the Company sells its products worldwide. The Company's financial results, therefore, could be significantly impacted by factors such as changes in foreign currency exchange rates and economic conditions in foreign markets. Since all of the Company's sales are denominated in U.S. dollars, the Company's foreign operations are net payers in currencies other than the U.S. dollar. As such, the Company's operating results may be adversely affected by the impacts of weaker foreign currencies relative to the U.S. dollar. To mitigate the short-term effect of changes in currency exchange rates on its foreign currency based expenses and receivables, the Company purchases foreign currency option contracts to hedge the adverse impact of currency fluctuations on its foreign currency receivables and firm commitments. Management believes that, due to its currency option positions, changes in currency rates would not have a significant impact on the Company's results of operations.


Impact of the Euro

Several European countries have adopted as of January 1, 1999, and others are expected to adopt, a Single European Currency (the "Euro") with a transition period continuing through January 1, 2002. The Company believes, based on its experience to date, that its internal systems are, and will continue to be, Euro compatible without material modification cost. The Company has not experienced to date any impact on, and does not expect the introduction of the Euro currency to have a material adverse impact on, the Company's financial position or results of operations.

                           PART II - OTHER INFORMATION


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's 2001 Annual Meeting of Shareholders held on April 4, 2001, stockholders:

(a) Elected the following to serve as directors of the Company to serve until the 2002 Annual Meeting of the Stockholders, by the following votes:

                                              For                 Votes Withheld
                                           ---------              --------------
Leroy M. Bell                              5,218,442                 259,105
Alvin J. Brunner                           5,218,442                 259,105
EuGene L. Falk                             5,218,442                 259,105
James J. Groberg                           5,218,442                 259,105
Paul H. McGarrell                          5,218,442                 259,105
Jerome Shaw                                5,214,442                 263,105
William Shaw                               5,214,442                 263,105


(b) Ratified the action of the Board of Directors in appointing Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending November 4, 2001 by the following vote:

               For:                Against:                 Abstain:
               ----                --------                 --------
            5,217,707              259,580                    260


ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        15 Independent Accountants' Report on Review of Interim Financial Information from Ernst & Young LLP


(b)     Reports on Form 8-K:

        No Reports on Form 8-K were filed during the quarter ended May 6, 2001.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       AUTOLOGIC INFORMATION INTERNATIONAL, INC.


Dated: Thousand Oaks, California
       June 18, 2001


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