Form 10-Q
period 2001-08-05
AUTOLOGIC INFORMATION INTERNATIONAL INC
filed 2001-09-18
CIK 1003477

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934 (No Fee Required)
    For the quarter ended August 5, 2001

    OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 (No Fee Required)
    For the transition period from
    ________________________ to _______________________

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of common stock outstanding as of September 1, 2001 was 5,787,970.

                         PART I - FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS


           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     August 5,      November 3,
                                                                        2001          2000 (a)
                                                                     ----------     ----------
                                                                     (Unaudited)
                                                                        (Dollars in thousands)
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                           $  14,347     $  11,901

  Accounts receivable less allowance for doubtful
    accounts of $1,002 (2001) and $1,196 (2000)                          11,339        14,497
  Inventories                                                             9,407        11,144
  Deferred income tax benefit                                             3,953         4,260
  Receivable from Volt                                                       80            45
  Prepaid expenses and other assets                                       1,531         1,214
                                                                      ---------     ---------
        Total current assets                                             40,657        43,061

PROPERTY AND EQUIPMENT, at cost, net of
  accumulated depreciation and amortization
  of  $8,269 (2001) and $8,008 (2000)                                     4,658         4,550

DEFERRED INCOME TAX BENEFIT                                               3,396         3,396

EXCESS OF PURCHASE PRICE OVER NET ASSETS
  ACQUIRED, net of amortization of $2,753 (2000) and $2,615 (2000)           --           138

  See Note- B

OTHER ASSETS                                                                161            51
                                                                      ---------     ---------
                                                                      $  48,872     $  51,196
                                                                      =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                    $   3,094     $   3,715
  Accrued payroll and related liabilities                                 3,285         3,187
  Accrued expenses                                                        1,534         2,286
  Customer advances                                                       4,104         4,285
  Income taxes payable                                                       --           264
                                                                      ---------     ---------
        Total current liabilities                                        12,017        13,737

STOCKHOLDERS' EQUITY
  Preferred stock, par value $0.01
    Authorized-1,000,000 shares; issued - none                               --            --
  Common stock, par value $0.01
    Authorized - 12,000,000 shares; issued and
        outstanding 5,787,970 shares in 2001 and 2000                        58            58
  Paid-in capital                                                       112,620       112,620
  Accumulated deficit                                                   (75,823)      (75,219)
                                                                                    ---------
                                                                         36,855       37, 459
                                                                      ---------     ---------
                                                                      $  48,872     $  51,196
                                                                      =========     =========

(a) The balance sheet at November 3, 2000 has been derived from the audited financial statements at that date.

     See accompanying notes to Condensed Consolidated Financial Statements.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              For the Three Months Ended    For the Nine Months Ended
                                              --------------------------    -------------------------
                                              August 5,        July 28,     August 5,        July 28,
                                                2001             2000         2001             2000
                                              ---------        --------     ---------        --------
                                                     (In thousands, except per share amounts)

REVENUES
  Systems and equipment                       $ 11,377         $ 15,259     $ 34,822         $ 38,948
  Customer service and support                   5,313            5,991       16,065           18,217
                                              --------         --------     --------         --------
                                                16,690           21,250       50,887           57,165
                                              --------         --------     --------         --------
OPERATING COSTS AND EXPENSES
  Cost of systems and equipment                  7,205            9,445       21,370           22,969
  Cost of customer service and support           3,238            4,000       11,000           12,130
                                              --------         --------     --------         --------
    Gross margin                                 6,247            7,805       18,517           22,066

  Operating expenses                             6,463            7,425       18,757           21,214
  Charges from Volt-See Notes E and F
    Rent                                           194              194          582              582
    General and administrative                       9                9           27               27
                                              --------         --------     --------         --------
OPERATING (LOSS) INCOME                           (419)             177         (849)             243
                                              --------         --------     --------         --------
OTHER INCOME (EXPENSE)
  Interest income                                  127              180          472              489
  Foreign exchange loss                            (72)             (24)        (194)            (105)
  Other, net                                         3              (69)          10             (144)
                                              --------         --------     --------         --------
                                                    58               87          288              240
                                              --------         --------     --------         --------

(LOSS) INCOME FROM OPERATIONS
  BEFORE INCOME TAXES                             (361)             264         (561)             483

INCOME TAX BENEFIT (PROVISION) -See Note D           8             (134)         (43)            (238)
                                              --------         --------     --------         --------
NET (LOSS) INCOME                             $   (353)        $    130     $   (604)        $    245
                                              ========         ========     ========         ========

BASIC AND DILUTED (LOSS) EARNINGS
  PER SHARE-See Note G                        $  (0.06)        $   0.02     $   (.10)        $   0.04
                                              ========         ========     ========         ========

Average number of shares outstanding -
Basic and Diluted                                5,788            5,788        5,788            5,788
                                              ========         ========     ========         ========

     See accompanying notes to Condensed Consolidated Financial Statements.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                 Common Stock
                                                $0.01 Par Value
                                              -------------------        Paid-In   Accumulated
                                               Shares      Amount        Capital     Deficit
                                              ---------    ------       --------   -----------
                                                               (Dollars in thousands)
Balance at November 3, 2000                   5,787,970    $   58       $112,620    $(75,219)

  Net loss for the nine months (unaudited)           --        --           --          (604)
                                              ---------    ------       --------    --------
Balance at August 5, 2001 (unaudited)         5,787,970    $   58       $112,620    $(75,823)
                                              =========    ======       ========    =======


     See accompanying notes to Condensed Consolidated Financial Statements.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                For the Nine Months Ended
                                                                -------------------------
                                                                 August 5,       July 28,
                                                                   2001            2000
                                                                   ----            ----
                                                                 (Dollars in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                             $     (604)    $      245
  Adjustments to reconcile net (loss)  income to net
    cash provided by operating activities:
      Depreciation                                                   1,543          1,656
      Amortization                                                     138            412
      Provision for doubtful accounts                                  236            118
      Gain on foreign currency translation                            (342)          (246)
      Loss on dispositions of property and equipment                   115            213
      Deferred income taxes                                            307            108
      Changes in operating assets and liabilities:
        Decrease (increase) in accounts receivable                   1,966         (2,254)
        Decrease (increase) in inventories                           1,737         (1,511)
        (Increase) decrease in prepaid expenses and other
          assets                                                      (434)             4
        Decrease in accounts payable                                  (498)           (79)
        Decrease in accrued expenses                                  (715)          (101)
        Increase  in customer advances                                 122          1,345
        Decrease in income taxes payable                              (264)          (401)
        (Decrease) increase  in payable to Volt                        (35)            42
                                                                  --------      ---------
NET CASH PROVIDED BY (APPLIED TO)
   OPERATING ACTIVITIES                                              3,272           (449)
                                                                  --------      ---------

CASH FLOWS APPLIED TO INVESTING ACTIVITIES
    Purchases of property and equipment                             (1,766)        (1,142)
                                                                  --------      ---------
NET CASH APPLIED TO INVESTING ACTIVITIES                            (1,766)        (1,142)
                                                                  --------      ---------
  Effect of exchange rate changes on cash                              940            287
                                                                  --------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 2,446         (1,304)

Cash and cash equivalents, beginning of period                      11,901         13,421
                                                                  --------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 14,347      $  12,117
                                                                  ========      =========

SUPPLEMENTAL CASH TRANSACTIONS
  Cash paid during the period:
    Interest                                                      $      5      $      --
    Income tax                                                    $    829      $     666



     See accompanying notes to Condensed Consolidated Financial Statements.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. However, in the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position at August 5, 2001 and results of operations for the three months and nine months ended August 5, 2001 and July 28, 2000, and cash flows for the nine months ended August 5, 2001 and July 28, 2000. Operating results for interim periods are not necessarily indicative of the results that may be expected for a full fiscal year.

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

On June 25, 1995, the date the general terms of the Merger were agreed to and announced, Triple-I had outstanding options to purchase approximately 594,000 shares of its common stock. In accordance with Triple-I's stock option plans, each outstanding Triple-I option automatically became fully vested and immediately exercisable upon consummation of the Merger. As part of the Merger Agreement, the parties agreed to a formula to limit the dilution of Volt's percentage ownership in the Company as a result of the exercise of those Triple-I options. Under that formula, Volt is to receive 100 shares of the Company's common stock for every 590 shares of the Company common stock issued with respect to Triple-I options exercised subsequent to June 25, 1995, up to a maximum of 100,000 shares. Between June 25, 1995 and August 5, 2001, 51,250 shares have been issued upon the exercise of Triple-I options, and Volt has received 8,600 shares of the Company's common stock with respect to such exercises. Accordingly, Volt owned beneficially 3,400,100 shares (59%) of the Company's common stock as of August 5, 2001.

As the Company, Autologic and the Volt Subsidiaries were under common control, the merger of Autologic and the transfer of the stock of the Volt Subsidiaries to the Company have been accounted for on a pooling of interest basis. Accordingly, the assets and liabilities of such entities and their stockholders' equity accounts have been accounted for at their historical carrying amounts. The merger of Triple-I has been accounted for under the purchase method of accounting and, accordingly, the purchase price, which was based on the quoted market price of the Triple-I common stock at the time the general terms of the acquisition were agreed to and announced, plus the value of stock options issued in exchange for outstanding stock options of Triple-I, has been allocated to net assets based upon their estimated fair values. A $2,753,000 excess of the purchase price over the estimated fair value of Triple-I's identifiable assets, including the estimated future tax benefits of Triple-I's net operating loss carryforwards and deductible temporary differences, was recorded on the effective date of the Merger and was amortized over a five-year period. Amortization, at the monthly rate of $46,000, was completed January 28, 2001 near the end of the first quarter of fiscal 2001.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (Unaudited)

NOTE C--INVENTORIES

Inventories consist of:

                                       August 5,    November 3,
                                          2001         2000
                                      -----------   -----------
                                        (Dollars in thousands)

  Service parts                       $       904   $       928
  Materials                                 6,387         7,583
  Work-in-process                           1,099         1,548
  Finished goods                            1,017         1,085
                                      ------------  -----------
                                      $     9,407   $    11,144
                                      ============  ===========




NOTE D--INCOME TAXES

Income taxes are provided using the liability method. Significant components of the income tax provision (benefit) attributable to operations are as follows:


                                                For the Three Months Ended   For the Nine Months Ended
                                                --------------------------   -------------------------
                                                  August 5,      July 28,      August 5,   July 28,
                                                    2001           2000          2001        2000
                                                 ----------     ----------     ---------   --------
                                                   (Dollars in thousands)
Current Taxes:
  Federal                                         $     (61)    $      126      $   (520)  $   151
  State and local                                        (9)            28           (35)       65
  Foreign                                               142             47           291       (86)
                                                  ---------     ----------      --------   --------
    Total current                                        72            201          (264)      130
                                                  ---------     ----------      --------   -------
Deferred Taxes:
  Federal                                               (71)           (60)          274       103
  State and local                                        (9)            (7)           33         5
  Foreign                                                --             --            --        --
                                                  ---------     ----------      --------   -------
    Total deferred                                      (80)           (67)          307       108
                                                  ---------     ----------      --------   -------
Total income tax provision (benefit)              $      (8)    $      134      $     43   $   238
                                                  =========     ==========      ========   =======



Deferred income taxes reflect the net tax effects of changes in the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

As of the date of the mergers as described in Note B, a deferred tax asset was established representing the estimated future tax benefit anticipated to be realized from the use of Triple-I's net operating loss carryforward and deductible temporary differences and the Company's deductible temporary differences existing at the date of mergers to reduce anticipated taxable income of the Company to be realized subsequent to the mergers. The Company believes that it is more likely than not that such tax benefits will be realized based on the combined companies' past and anticipated future results of operations and after considering provisions of the tax law that restrict the future use of Triple-I's tax benefits, such as the change in ownership provisions.

           AUTOLOGIC INFORMATION INTERNATIONAL, INC. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-Continued
                                   (Unaudited)

NOTE E--CHARGES FROM VOLT

Volt incurs certain costs on behalf of the Company which are reflected in the results of operations and for which the Company reimburses Volt. During each of the three months ended August 5, 2001 and July 28, 2000, the Company incurred $9,000 in legal fees payable to Volt under a $3,000 per month retainer arrangement that provides the Company access to Volt's in-house legal staff.


NOTE F--RELATED PARTY TRANSACTIONS

A three-year lease, commencing on the effective date of the mergers described in Note B, was entered into between the Company, as lessee, and a wholly-owned subsidiary of Volt, as lessor, for space previously occupied by Autologic as its headquarters and manufacturing facility in Thousand Oaks, California. Pursuant to the terms of the lease, as amended in December 1996, the Company's Board of Directors established a new rental rate based on prevailing rates in the general area, which resulted in a slight decrease in rent. The lease also provides for the Company to pay all real estate taxes, insurance, utilities and repairs related to the facility. The Company and the Landlord have continued to operate under the terms of the lease since its expiration on January 28, 1999, although there have been discussions to modify the lease. During the nine months ended August 5, 2001 and July 28, 2000, the Company paid rent to Volt of $582,000.


NOTE G--PER SHARE DATA

The Company calculates per share data in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Under SFAS No. 128, earnings per share data is calculated for basic and diluted earnings per share. Basic earnings per share excludes dilutive securities including stock options, and is calculated using the weighted average common shares outstanding for the period. Diluted earnings per share reflects the dilution to earnings that would occur if stock options and other dilutive securities resulted in the issuance of common stock. Substantially all common stock equivalent shares from stock options (238,800 and 306,500 in 2001 and 2000, respectively) have been excluded from the computation of diluted earnings per share because the effect would be antidilutive, since the option prices were greater than the average market prices of the Company's common stock during the quarters.


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



NOTE K--ASSET ACQUISITION

On December 20, 2000, Xitron Inc., a wholly owned subsidiary of the Company, acquired the assets of Graphic Integration Technology located in New Hampshire, USA and Graphic Integration Limited located in Swindon, UK. The tangible assets acquired include inventory and certain fixed assets. Unaudited, pro forma, combined financial information has not been prepared, as the acquisition was not material to the Company.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In order to keep investors informed of the Company's future plans and objectives, this report (and other reports and statements issued by the Company and its officers from time to time) contains certain statements concerning the Company's future results, future performance, intentions, objectives, plans and expectations that are or may be deemed to be "forward-looking statements". When used in this report, words such as "may", "should", "seek", "believe", "expect", "anticipate", "estimate", "project", "intend", "strategy" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans, operations, business strategies, operating results and financial position. Although the Company believes that its expectations are based on reasonable assumptions, these forward-looking statements are subject to a number of known and unknown risks and uncertainties that could cause the Company's actual results, performance and achievements to differ materially from those described or implied in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

o general economic and business conditions in the United States (including the avoidance of a recession) and in the overseas markets where the Company distributes products, including the impact of the major economic problems which continue in Asia and Latin America

o the relative strength of the U.S. dollar against currencies of the countries in which the Company's customers and competitors are located o the Company's ability to successfully expand its market base beyond its traditional newspaper market

o potential changes in customer spending and purchasing policies and practices

o the continuing availability of components, sub-assemblies, parts and end items, and dependence on third parties for some components o risks inherent in new product introductions, such as start-up delays, uncertainty of customer acceptance

o     the Company's ability to maintain superior technological capability

o the Company's ability to foresee changes and to identify, develop and commercialize innovative and competitive products and systems in a timely and cost effective manner and achieve customer acceptance in markets characterized by rapidly changing technology and frequent new product introductions

o the Company's ability to meet competition in its highly competitive markets with minimal impact on prices and margins

o the Company's ability to accurately forecast sales and maintain adequate inventory levels to meet customer needs while avoiding the need for additional working capital to carry excess inventories and avoiding incurring write-offs or write-downs of inventories due to obsolescence

o the Company's ability to attract and retain certain classifications of technologically qualified personnel, particularly in the areas of research and development and customer service

o the Company's ability to generate cash flows and obtain financing to support its operations and growth

o the impact of the conversion of most European currencies to the Euro currency

These and certain other factors are discussed from time to time in this report and other Company reports hereafter filed with the Securities and Exchange Commission. The Company does not assume an obligation to update the factors discussed in this report.


Results of Operations

Three months ended August 5, 2001 compared to three months ended July 28, 2000

In the three month period ended August 5, 2001, revenues decreased by $4,560,000, or 21.5%, to $16,690,000 due to a decrease of $3,882,000, or 25.4%, in sales of systems and equipment, and a decrease of $678,000, or 11.3% in customer service and support sales. The decrease in systems and equipment sales was due primarily to the general economic slowdown domestically. Newspapers have reduced their capital expenditures due to higher newsprint prices and a decline in advertising revenue. The decrease in customer service and support sales was due principally to a decline in sales of spare parts and installations as a result of the lower systems and equipment sales domestically.

Gross margins increased slightly by .7 percentage points (from 37.4% to 36.7%), due to an improvement in service and support margins which increased 5.9 percentage points (from 33.2% to 39.1%) offset by systems and equipment margins which decreased by 1.4 percentage points (from 38.1% to 36.7%). The increase in service and support margins was due primarily to improved margins in Europe. The decrease in systems and equipment margins was due to discounting in response to competition and slightly higher manufacturing costs due to the lower production volumes.

Operating expenses decreased by $962,000 from $7,425,000 in fiscal 2000 to $6,463,000 in fiscal 2001 due primarily to cost cutting measures implemented by the Company since October 2000. Operating expenses as a percentage of revenues increased by 3.8 percentage points (from 34.9% to 38.7%) as a result of the lower level of sales revenues.

The $53,000 decrease in interest income is due to a lower average (over the three-month period) interest rate in the fiscal 2001 period than in the comparable period in the prior year.

A foreign exchange loss of $72,000 was realized in the three-month period ended August 5, 2001, compared to a loss in the same period in 2000 of $24,000. The loss in both periods was due to unfavorable currency movements in the European and Pacific Rim currency markets. To reduce the potential impact from foreign currency changes on the Company's foreign currency receivables and firm commitments, foreign currency options are purchased.


Nine months ended August 5, 2001 compared to nine months ended July 28, 2000

In the nine month period ended August 5, 2001, revenues decreased by $6,278,000, or 11.0%, to $50,887,000 due to a decrease of $4,126,000, or 10.6%, in sales of systems and equipment, and a decrease of $2,152,000, or 11.8%, in customer service and support sales. The decrease in systems and equipment sales was due to a decline domestically, in Latin America and in the Pacific. The decline domestically was due to the general economic slowdown and newspapers cutting back on capital expenditures. Newspapers have reduced capital spending in response to higher newsprint costs and a decline in advertising revenue. The decrease in sales in Latin America and the Pacific has been due to the economic uncertainty in these economies. The decrease in customer service and support sales was due to a decline in sales of spare parts and installations as a result of the lower systems and equipment sales domestically.

Gross margins decreased 2.2% due to decline in systems and equipment margins during the first six months, resulting in a 2.4 percentage point margin decrease for the first nine months in fiscal 2001 (from 41.0% to 38.6%) and service and support margins which decreased 1.9 percentage points (from 33.4% to 31.5%). The decrease in systems and equipment margins was due to discounting in response to competition. The decline in service and support margins was due primarily to a decline in revenue.

Operating expenses decreased by $2,457,000 from $21,214,000 in the fiscal 2000 period to $18,757,000 in fiscal 2001 due primarily to cost cutting measures implemented by the Company since October 2000. At that time, the Company reduced domestic headcount by 18, or 6% and closed its Burlington, Massachusetts facility. The Company estimates the annual savings from the layoff and other cost cutting measures to be approximately $2.2 million. Although operating expenses were reduced, as noted above, expressed as a percentage of revenues they decreased by only .2 percentage points (from 37.1% to 36.9%) due to the lower level of sales revenue.

The $17,000 decrease in interest income was due to lower prevailing interest rates, partially offset by a slightly higher average (over the nine-month period) cash balance in the fiscal 2001 period than in the comparable period in the prior year.

A foreign exchange loss of $194,000 was realized in the nine-month period ended August 5, 2001, compared to a loss in the same period in 2000 of $105,000. The loss in both periods was due to unfavorable currency movements in the European and Pacific Rim currency markets. To reduce the potential impact from foreign currency changes on the Company's foreign currency receivables and firm commitments, foreign currency options are purchased.

The Company reported a tax provision for the nine months ended August 5, 2001 of $43,000 on a loss of $561,000. The tax provision was a result of taxable income and higher associated tax rates in foreign operations combined with nondeductible charges, including goodwill amortization. The effective tax rate was 49.3% for the comparable period in the prior year.


Liquidity and Capital Resources

As of August 5, 2001, the Company had cash and cash equivalents of $14,347,000 and working capital of $28,640,000. During the nine months ended August 5, 2001, the Company's operating activities provided cash of $3,272,000. Although the Company reported a net loss of $604,000, the loss included non-cash charges for depreciation of $1,543,000, amortization of $138,000, provision for doubtful accounts of $236,000, loss on dispositions of property of $115,000 and deferred income taxes of $307,000, partially offset by foreign currency translation gains of $342,000. After giving effect to the net non-cash charges of $1,997,000 and the net loss, net cash of $1,393,000 was produced. Changes in operating assets and liabilities provided the remaining $1,879,000 of cash from operating activities, primarily as a result of a $1,966,000 decrease in accounts receivable, $1,737,000 decrease in inventories and $122,000 increase in customer advances, in large part offset by an increase in prepaid expenses and other assets of $434,000, decrease in accounts payable and accrued expenses of $1,213,000, and a decrease in income taxes and amounts payable to Volt of $299,000.

Investing activities used cash of $1,766,000 for the purchase of property and equipment. There are no major capital expenditures forecast during the balance of the fiscal year.

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

A significant portion of the Company's operations consists of sales activities in foreign locations, as the Company sells its products worldwide. The Company's financial results, therefore, could be significantly impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of the Company's sales are denominated in U.S. dollars, the Company's foreign operations are net payers in currencies other than the U.S. dollar. As such, the Company's operating results may be adversely affected by the impact of weaker foreign currencies relative to the U.S. dollar. To mitigate the short-term effect of changes in currency exchange rates on its foreign currency based expenses and receivables, the Company purchases foreign currency option contracts to hedge the adverse impact of currency fluctuations on its foreign currency receivables and firm commitments. Management believes that, due to its currency option positions, changes in currency rates should not have a significant impact on the Company's results of operations.


Impact of the Euro

Several European countries have adopted, as of January 1, 1999, and others are expected to adopt, a Single European Currency (the "Euro") with a transition period continuing through January 1, 2002, when the Euro currency becomes the standard currency. The Company believes, based on its experience to date, that its internal systems are, and will continue to be, Euro compatible without material modification cost. Further, the Company has not experienced to date, and does not expect, the standardization onto the Euro currency to have a material adverse impact on the Company's financial position or results of operations.

                           PART II - OTHER INFORMATION


ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      15 Independent Accountants' Report on Review of Interim Financial Information from Ernst & Young LLP


(b)   Reports on Form 8-K:

      No Reports on Form 8-K were filed by the Company during the quarter ended August 5, 2001.






                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AUTOLOGIC INFORMATION INTERNATIONAL, INC.

Thousand Oaks, California
Dated: September 18, 2001

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